Form 10-Q
period 2025-09-30
IONIS PHARMACEUTICALS INC
filed 2025-10-29
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

The number of shares of voting common stock outstanding as of October 23, 2025 was 161,974,393.

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

Index

PART I — FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$338,341	$242,077
Short-term investments	1,901,830	2,055,579
Contracts receivable	24,608	92,188
Inventories	10,470	12,512
Other current assets	243,744	217,934
Total current assets	2,518,993	2,620,290
Property, plant and equipment, net	106,117	94,251
Right-of-use assets	241,993	161,856
Deposits and other assets	165,988	127,278
Total assets	$3,033,091	$3,003,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,326	$42,964
Accrued compensation	57,019	69,614
Accrued liabilities	99,310	108,438
Income taxes payable	101	34
0 percent convertible senior notes, net	630,911	-
Current portion of deferred contract revenue	76,986	78,989
Other current liabilities	24,803	9,279
Total current liabilities	903,456	309,318
Long-term deferred contract revenue	107,906	156,504
1.75 percent convertible senior notes, net	567,123	565,026
0 percent convertible senior notes, net	-	628,535
Liability related to sale of future royalties, net	545,182	542,212
Long-term lease liabilities	262,672	161,805
Long-term obligations	28,785	51,924
Total liabilities	2,415,124	2,415,324
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 161,137,930 and 157,908,815 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	161	158
Additional paid-in capital	3,045,585	2,868,812
Accumulated other comprehensive income	(25,978)	(30,811)
Accumulated deficit	(2,401,801)	(2,249,808)
Total stockholders' equity	617,967	588,351
Total liabilities and stockholders’ equity	$3,033,091	$3,003,675

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Commercial revenue:
Product sales, net	$31,792	$-	$57,353	$-
Royalty revenue	75,694	66,807	209,811	180,036
Other commercial revenue	8,112	8,924	27,359	27,324
Total commercial revenue	115,598	75,731	294,523	207,360
Research and development revenue:
Collaborative agreement revenue	31,436	44,883	413,387	235,753
WAINUA joint development revenue	9,685	13,200	32,471	35,449
Total research and development revenue	41,121	58,083	445,858	271,202
Total revenue	156,719	133,814	740,381	478,562

Expenses:
Cost of sales	2,338	1,071	7,952	7,385
Research, development and patent	217,754	219,761	635,973	656,040
Selling, general and administrative	96,809	61,638	263,681	179,395
Total operating expenses	316,901	282,470	907,606	842,820

Loss from operations	(160,182)	(148,656)	(167,225)	(364,258)

Other income (expense):
Investment income	23,682	26,228	73,035	78,112
Interest expense	(4,212)	(4,161)	(12,434)	(12,803)
Interest expense related to sale of future royalties	(17,952)	(18,533)	(55,422)	(54,788)
Gain (loss) on investments, net	29,908	879	9,432	(321)
Other income, net	363	142	929	1,029

Loss before income tax benefit (expense)	(128,393)	(144,101)	(151,685)	(353,029)

Income tax benefit (expense)	(213)	3,621	(308)	3,481

Net loss	$(128,606)	$(140,480)	$(151,993)	$(349,548)

Basic and diluted net loss per share	(0.80)	$(0.95)	$(0.95)	$(2.38)
Shares used in computing basic and diluted net loss per share	159,765	148,593	159,216	146,703

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(128,606)	$(140,480)	$(151,993)	$(349,548)
Unrealized gains on debt securities, net of tax	2,091	10,315	4,088	8,259
Currency translation adjustment	(82)	350	745	213
Comprehensive loss	$(126,597)	$(129,815)	$(147,160)	$(341,076)

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other		Total
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at June 30, 2024	146,025	$146	$2,303,369	$(34,838)	$(2,004,979)	$263,698
Net loss	-	-	-	-	(140,480)	(140,480)
Change in unrealized gains, net of tax	-	-	-	10,315	-	10,315
Foreign currency translation	-	-	-	350	-	350
Issuance of common stock in connection with employee stock plans, net	288	-	7,002	-	-	7,002
Issuance of public common stock, net	11,500	12	489,081	-	-	489,093
Stock-based compensation expense	-	-	32,490	-	-	32,490
Balance at September 30, 2024	157,813	$158	$2,831,942	$(24,173)	$(2,145,459)	$662,468

Balance at June 30, 2025	159,197	$159	$2,932,747	$(27,987)	$(2,273,195)	$631,724
Net loss	-	-	-	-	(128,606)	(128,606)
Change in unrealized gains, net of tax	-	-	-	2,091	-	2,091
Foreign currency translation	-	-	-	(82)	-	(82)
Issuance of common stock in connection with employee stock plans, net	1,941	2	81,257	-	-	81,259
Stock-based compensation expense	-	-	31,581	-	-	31,581
Balance at September 30, 2025	161,138	$161	$3,045,585	$(25,978)	$(2,401,801)	$617,967

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other		Total
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2023	144,341	$144	$2,215,098	$(32,645)	$(1,795,911)	$386,686
Net loss	-	-	-	-	(349,548)	(349,548)
Change in unrealized gains, net of tax	-	-	-	8,259	-	8,259
Foreign currency translation	-	-	-	213	-	213
Issuance of common stock in connection with employee stock plans, net	1,972	2	33,205	-	-	33,207
Issuance of public common stock, net	11,500	12	489,081	-	-	489,093
Stock-based compensation expense	-	-	94,558	-	-	94,558
Balance at September 30, 2024	157,813	$158	$2,831,942	$(24,173)	$(2,145,459)	$662,468

Balance at December 31, 2024	157,909	$158	$2,868,812	$(30,811)	$(2,249,808)	$588,351
Net loss	-	-	-	-	(151,993)	(151,993)
Change in unrealized gains, net of tax	-	-	-	4,088	-	4,088
Foreign currency translation	-	-	-	745	-	745
Issuance of common stock in connection with employee stock plans, net	3,229	3	84,784	-	-	84,787
Stock-based compensation expense	-	-	91,989	-	-	91,989
Balance at September 30, 2025	161,138	$161	$3,045,585	$(25,978)	$(2,401,801)	$617,967

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities:
Net loss	$(151,993)	$(349,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,749	7,374
Amortization of right-of-use operating lease assets	6,803	7,472
Amortization of other assets	1,801	1,877
Amortization of discount on investments, net	(18,063)	(28,283)
Amortization of debt issuance costs	4,940	5,016
Non-cash royalty revenue related to sale of royalties	(38,478)	(30,422)
Non-cash interest related to sale of future royalties	54,964	54,330
Stock-based compensation expense	90,554	94,052
Loss (gain) on investments, net	(9,437)	320
Non-cash losses related to other assets	(3,643)	1,009
Changes in operating assets and liabilities:
Contracts receivable	67,580	79,850
Inventories	(14,600)	(27)
Other current and long-term assets	(123,489)	(8,155)
Accounts payable	(29,116)	(19,215)
Income taxes	67	(2,110)
Accrued compensation	(12,595)	(27,169)
Accrued liabilities and other liabilities	87,683	(28,661)
Deferred contract revenue	(50,601)	(142,518)
Net cash used in operating activities	(130,874)	(384,808)

Investing activities:
Purchases of short-term investments	(1,126,595)	(1,519,227)
Proceeds from sale of short-term investments	1,302,751	1,339,284
Purchases of property, plant and equipment	(30,152)	(19,783)
Acquisition of licenses and other assets, net	(4,275)	(2,514)
Net cash provided by (used in) investing activities	141,729	(202,240)

Financing activities:
Proceeds from issuance of common stock through equity plans, net	84,787	33,207
Proceeds from issuance of common stock in public offering, net	-	489,093
Principal payments on mortgage debt	(123)	(126)
Net cash provided by financing activities	84,664	522,174

Effects of exchange rates on cash	745	213

Net increase (decrease) in cash and cash equivalents	96,264	(64,661)
Cash and cash equivalents at beginning of period	242,077	399,266
Cash and cash equivalents at end of period	$338,341	$334,605

Supplemental disclosures of cash flow information:
Interest paid	$5,399	$5,714
Income taxes paid (refunds received), net	$(661)	$2,072

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$86,939	$-
Amounts accrued for capital and patent expenditures	$478	$2,240

See accompanying notes.

Index
IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

1.  Organization and Basis of Presentation

Organization and Business Activity

We incorporated in California on January 10, 1989. In conjunction with our initial public offering, we reorganized as a Delaware corporation in April 1991. We are a fully integrated commercial-stage biotechnology company and a leader in the discovery and development of RNA-targeted therapeutics.

Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 on the same basis as the audited financial statements for the year ended December 31, 2024. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Our operating results for the interim periods may not be indicative of what our operating results will be for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

In our condensed consolidated financial statements, we included the accounts of Ionis Pharmaceuticals, Inc. and the consolidated results of our wholly owned subsidiary, Akcea Therapeutics, Inc. and its wholly owned subsidiaries (“we”, “us” or “our”).

We operate as a single segment, Ionis operations, because our chief operating decision maker, or CODM, reviews operating results on an aggregate basis and manages our operations as a single operating segment. Refer to Note 15, Segment Information, for further details on our segment information.

Use of Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, or U.S., that require us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from our estimates.

2.  Significant Accounting Policies

Below, we have included our accounting policies for revenue recognition related to product sales, net and cost of sales as a result of our launch of TRYNGOLZA and DAWNZERA in the U.S. Our other significant accounting policies have not changed substantially from those included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Cost of sales for a newly launched product, such as TRYNGOLZA or DAWNZERA, does not include the full cost of manufacturing until we manufacture and sell additional inventory after exhausting pre-launch inventory, which we previously recorded as research and development, or R&D, expense.

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2023-07, which provides updated guidance on segment reporting. The guidance requires public companies to disclose significant expenses that are regularly provided to the CODM, other segment items for each reportable segment and measures of segment profit or loss used by the CODM for allocating resources. In addition, the updated guidance requires public companies with a single reportable segment to provide all disclosures required under Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, and public companies to include in interim reports all disclosures related to a reportable segment’s profit or loss and assets that are currently required in annual reports. We adopted the reporting requirements in our 2024 Annual Report on Form 10-K and began providing the interim reporting requirements in our Quarterly Report on Form 10-Q for the first quarter of 2025. Refer to Note 15, Segment Information, for further details on our segment information.

In July 2025, the FASB issued ASU 2025-05, which amended the guidance in ASC 326 to simplify the estimation of credit losses on accounts receivable and contract assets from revenue transactions. The amended guidance allows companies to elect a practical expedient to assume that conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating the expected credit losses of the asset. This update is effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods. Early adoption of this guidance is permitted. Companies that elect the practical expedient are required to apply the amendments prospectively. We are currently assessing the impact and timing of adopting this update.

In September 2025, the FASB issued ASU 2025-06, which amended and simplified the existing guidance for software costs. The amended guidance removes references to software development stages and allows companies to begin capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed with the software performing the intended function. This update is effective for annual periods beginning after December 15, 2027 and interim periods within those annual periods. Early adoption of this guidance is permitted at the beginning of an annual reporting period. The guidance may be applied on a prospective or retrospective basis. We expect to early adopt this update on January 1, 2026 on a prospective basis.

In September 2025, the FASB issued ASU 2025-07, which clarifies that share-based non-cash consideration received from a customer in exchange for goods or services under a revenue contract is subject to the guidance on non-cash consideration under ASC 606. This update is effective for annual periods beginning after December 15, 2026 and interim periods within those annual periods. Early adoption of this guidance is permitted. The guidance may be applied on a prospective or modified retrospective basis. We are currently assessing the impact and timing of adopting this update.

We do not expect any recently issued accounting standards other than the standards mentioned above and those included in our Annual Report on Form 10-K for the year ended December 31, 2024 to have a material impact to our financial results.

3. Supplemental Financial Data

Inventories

Our inventories consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$424	$5,557
Work in process	26,139	6,679
Finished goods	549	$276
Total	$27,112	12,512
Reported as:
Inventories	$10,470	$12,512
Deposits and other assets	16,642	-
Total	$27,112	$12,512

We classify inventories as non-current assets when we expect the inventories to remain on hand beyond one year. We include non-current inventories in deposits and other assets in our condensed consolidated balance sheets. The amount reported as deposits and other assets as of September 30, 2025 consists of work in process inventory.

Accrued Liabilities

Our accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Clinical expenses	$54,842	$77,436
In-licensing expenses	7,770	7,951
Commercial expenses	15,017	3,589
Other miscellaneous expenses	21,681	19,462
Total accrued liabilities	$99,310	$108,438

Index
4. Revenues

During the three and nine months ended September 30, 2025 and 2024, our revenues consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Commercial revenue:
Product sales, net:
TRYNGOLZA sales, net	$31,792	$-	$57,353	$-
Total product sales, net	31,792	-	57,353	-
Royalty revenue:
SPINRAZA royalties	55,896	57,208	158,243	152,406
WAINUA royalties	13,320	5,371	33,107	10,278
Other royalties	6,478	4,228	18,461	17,352
Total royalty revenue	75,694	66,807	209,811	180,036
Other commercial revenue	8,112	8,924	27,359	27,324
Total commercial revenue	115,598	75,731	294,523	207,360
Research and development revenue:
Collaborative agreement revenue	31,436	44,883	413,387	235,753
WAINUA joint development revenue	9,685	13,200	32,471	35,449
Total research and development revenue	41,121	58,083	445,858	271,202
Total revenue	$156,719	$133,814	$740,381	$478,562

Revenue Sources

The following are sources of revenue and when we typically recognize revenue.

Commercial Revenue

In December 2024, the U.S. Food and Drug Administration, or FDA, approved TRYNGOLZA (olezarsen) for the treatment of familial chylomicronemia syndrome, or FCS. Following the approval, we launched TRYNGOLZA and began earning revenue from TRYNGOLZA sales.

In August 2025, the FDA approved DAWNZERA (donidalorsen) for prophylaxis to prevent attacks of hereditary angioedema, or HAE, in adult and pediatric patients 12 years of age and older. Our launch of DAWNZERA is currently underway.

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

              AstraZeneca

We have two collaborations with AstraZeneca: one focused on the joint development and commercialization of WAINUA and one focused on the treatment of cardiovascular, renal and metabolic diseases. From inception through September 30, 2025, we have received more than $960 million from these collaborations.

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

During the three and nine months ended September 30, 2025 and 2024, we earned the following revenue from our relationship with AstraZeneca (in thousands, except percentage amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue from our relationship with AstraZeneca	$27,128	$19,461	$101,705	$47,106
Percentage of total revenue	17%	15%	14%	10%

 We did not have any deferred revenue from our relationship with AstraZeneca at September 30, 2025 and December 31, 2024.

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

Over the term of this collaboration, we are eligible to receive up to $940 million, which is comprised of a $280 million upfront payment, a $20 million development milestone payment, up to $20 million in regulatory milestone payments and up to $620 million in sales milestone payments. In addition, we are eligible to receive royalties in the mid-teen percentage range on net sales. From inception through September 30, 2025, we received more than $280 million from this collaboration, which includes the upfront payment and reimbursements for additional R&D services. We will achieve the next payment of $20 million if Ono initiates a pivotal clinical trial under this collaboration.

At inception, we identified two performance obligations under this agreement, comprised of our license of sapablursen to Ono and R&D services for sapablursen. We determined the transaction price to be the $280 million upfront payment we received when this transaction received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or HSR Act, in the second quarter of 2025. We allocated the transaction price based on the estimated stand-alone selling price of each performance obligation as follows:

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

During the three and nine months ended September 30, 2025 and 2024, we earned the following revenue from our relationship with Ono (in thousands, except percentage amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Revenue from our relationship with Ono	$2,979	$282,979
Percentage of total revenue	2%	38%

Our condensed consolidated balance sheet at September 30, 2025 included deferred revenue of $2.9 million from our relationship with Ono. We did not have any deferred revenue from our relationship with Ono at December 31, 2024.

6. Basic and Diluted Net Loss Per Share

Basic net loss per share

We calculated our basic net loss per share for the three and nine months ended September 30, 2025 and 2024 by dividing our net loss by our weighted-average number of common shares outstanding during the period.

Index
Diluted net loss per share

For the three and nine months ended September 30, 2025 and 2024, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●    1.75 percent convertible senior notes, or 1.75% Notes;
●    0 percent convertible senior notes, or 0% Notes;
●    Note hedges related to the 0% Notes;
●    Dilutive stock options;
●    Unvested restricted stock units, or RSUs;
●    Unvested performance restricted stock units, or PRSUs; and
●    Employee Stock Purchase Plan, or ESPP.

For the three and nine months ended September 30, 2024, common stock underlying the 0.125 percent convertible senior notes, or 0.125% Notes, and note hedges related to the 0.125% Notes would also have had an anti-dilutive effect on net loss per share.

As of September 30, 2025, we had warrants related to our 0% Notes outstanding. As of September 30, 2024, we had warrants related to our 0% and 0.125% Notes outstanding. We will include the shares issuable under these warrants in our calculation of diluted earnings per share when the average market price per share of our common stock for the reporting period exceeds the strike price of the warrants.

7.  Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of September 30, 2025:

One year or less	67%
After one year but within two years	29%
After two years but within three and a half years	4%
Total	100%

As illustrated above, at September 30, 2025, 96 percent of our available-for-sale securities had a maturity of less than two years.

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

At September 30, 2025, we had an equity ownership interest of less than 20 percent in seven private companies and three public companies with which we conduct business.

Index
The following is a summary of our investments (in thousands):

	Amortized	Gross Unrealized		Estimated
September 30, 2025	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$639,937	$815	$(69)	$640,683
Debt securities issued by U.S. government agencies	73,905	66	(16)	73,955
Debt securities issued by the U.S. Treasury (1)	562,662	384	(61)	562,985
Debt securities issued by states of the U.S. and political subdivisions of the states	5,151	11	-	5,162
Total debt securities with a maturity of one year or less	1,281,655	1,276	(146)	1,282,785
Corporate debt securities	415,818	1,688	(121)	417,385
Debt securities issued by U.S. government agencies	76,548	147	(60)	76,635
Debt securities issued by the U.S. Treasury	204,656	493	(49)	205,100
Debt securities issued by states of the U.S. and political subdivisions of the states	1,117	5	-	1,122
Other municipal debt securities	698	-	-	698
Total debt securities with a maturity of more than one year	698,837	2,333	(230)	700,940
Total available-for-sale debt securities	$1,980,492	$3,609	$(376)	$1,983,725
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$40	$(8,681)	$3,256
Privately held equity securities included in deposits and other assets (3)	4,905	54,395	(7,090)	52,210
Total equity securities	16,802	54,435	(15,771)	55,466
Total available-for-sale debt and equity securities	$1,997,294	$58,044	$(16,147)	$2,039,191

Index

	Amortized	Gross Unrealized		Estimated
December 31, 2024	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$593,810	$487	$(240)	$594,057
Debt securities issued by U.S. government agencies	143,647	287	(39)	143,895
Debt securities issued by the U.S. Treasury (1)	657,285	825	(120)	657,990
Debt securities issued by states of the U.S. and political subdivisions of the states	7,516	8	-	7,524
Total debt securities with a maturity of one year or less	1,402,258	1,607	(399)	1,403,466
Corporate debt securities	439,561	723	(2,275)	438,009
Debt securities issued by U.S. government agencies	65,255	137	(289)	65,103
Debt securities issued by the U.S. Treasury	149,086	124	(476)	148,734
Other municipal debt securities	698	-	(2)	696
Total debt securities with a maturity of more than one year	654,600	984	(3,042)	652,542
Total available-for-sale debt securities	$2,056,858	$2,591	$(3,441)	$2,056,008
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$26	$(6,660)	$5,263
Privately held equity securities included in deposits and other assets (3)	23,115	25,001	(7,093)	41,023
Total equity securities	35,012	25,027	(13,753)	46,286
Total available-for-sale debt and equity securities	$2,091,870	$27,618	$(17,194)	$2,102,294

(1)   Includes investments classified as cash equivalents in our condensed consolidated balance sheets.

(2)  Our publicly traded equity securities are included in other current assets. We recognize publicly traded equity securities at fair value. In the nine months ended September 30, 2025, we recorded a $2.0 million net unrealized loss in our condensed consolidated statements of operations related to changes in the fair value of our investments in publicly traded companies.

(3)  Our privately held equity securities are included in deposits and other assets. We recognize our privately held equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, which are Level 3 inputs. In the nine months ended September 30, 2025, the amortized cost of our privately held equity securities increased $11.2 million. In the third quarter of 2025, we recorded a $29.4 million unrealized gain related to our investment in a privately held company due to an observable price change in an orderly transaction for a similar investment of the investee. This increase was partially offset by a loss of $18.2 million related to an impairment of our investment in another privately held company that we recorded in the second quarter of 2025.

The following is a summary of our investments we consider to be temporarily impaired at September 30, 2025 (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	105	$179,031	$(127)	$55,955	$(63)	$234,986	$(190)
Debt securities issued by U.S. government agencies	43	71,369	(60)	17,286	(16)	88,655	(76)
Debt securities issued by the U.S. Treasury	25	141,191	(74)	46,285	(36)	187,476	(110)
Other municipal debt securities	1	698	-	-	-	698	-
Total temporarily impaired debt securities	174	$392,289	$(261)	$119,526	$(115)	$511,815	$(376)

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

Index
8.  Fair Value Measurements

The following tables present the major security types we held at September 30, 2025 and December 31, 2024 that we regularly measure and carry at fair value. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective security’s fair value (in thousands):

	At	Quoted Prices in Active Markets	Significant Other Observable Inputs
	September 30, 2025	(Level 1)	(Level 2)
Cash equivalents (1)	$167,298	$167,298	$-
Corporate debt securities (2)	1,058,068	-	1,058,068
Debt securities issued by U.S. government agencies (3)	150,590	-	150,590
Debt securities issued by the U.S. Treasury (4)	768,085	768,085	-
Debt securities issued by states of the U.S. and political subdivisions of the states (5)	6,284	-	6,284
Other municipal debt securities (5)	698	-	698
Publicly traded equity securities included in other current assets (6)	3,256	3,256	-
Total	$2,154,279	$938,639	$1,215,640

	At	Quoted Prices in Active Markets	Significant Other Observable Inputs
	December 31, 2024	(Level 1)	(Level 2)
Cash equivalents (1)	$180,445	$180,445	$-
Corporate debt securities (5)	1,032,066	-	1,032,066
Debt securities issued by U.S. government agencies (5)	208,998	-	208,998
Debt securities issued by the U.S. Treasury (5)	806,724	806,724	-
Debt securities issued by states of the U.S. and political subdivisions of the states (5)	7,524	-	7,524
Other municipal debt securities (5)	696	-	696
Publicly traded equity securities included in other current assets (6)	5,263	5,263	-
Total	$2,241,716	$992,432	$1,249,284

The following footnotes reference lines in our condensed consolidated balance sheets:

(1)    Included in cash and cash equivalents.

(2)    $39.9 million was included in cash and cash equivalents, with the difference included in short-term investments.

(3)    $6.0 million was included in cash and cash equivalents, with the difference included in short-term investments.

(4)    $36.0 million was included in cash and cash equivalents, with the difference included in short-term investments.

(5)    Included in short-term investments.

(6)    Included in other current assets.

Convertible Notes

Our 1.75% Notes and 0% Notes had a fair value of $794.5 million and $777.0 million at September 30, 2025, respectively. Our 1.75% Notes and 0% Notes had a fair value of $569.3 million and $612.8 million at December 31, 2024, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

Index
9. Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of sales	$145	$159	$855	$609
Research, development and patent expense	20,757	22,120	60,597	67,111
Selling, general and administrative expense	10,244	9,705	29,102	26,332
Stock-based compensation expense, net of amounts capitalized	31,146	31,984	90,554	94,052
Capitalized stock-based compensation expense	435	506	1,435	506
Total stock-based compensation expense	$31,581	$32,490	$91,989	$94,558

As of September 30, 2025, total unrecognized estimated stock-based compensation expense related to non-vested stock options, RSUs and PRSUs was $37.2 million, $88.1 million and $13.0 million, respectively. Our actual expenses will likely differ from these estimates because we will adjust our unrecognized stock-based compensation expense for future forfeitures, including any PRSUs that do not vest. We expect to recognize the cost of stock-based compensation expense related to our non-vested stock options, RSUs and PRSUs over a weighted average amortization period of 1.2 years, 1.5 years and 1.4 years, respectively.

Refer to Part IV, Item 15, Note 1, Organization and Significant Accounting Policies, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for further details on how we determine the fair value of stock options granted, RSUs, PRSUs and stock purchase rights under the ESPP.

For the nine months ended September 30, 2025 and 2024, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Nine Months Ended
	September 30,
	2025	2024
Risk-free interest rate	4.4%	4.1%
Dividend yield	0.0%	0.0%
Volatility	42.1%	43.8%
Expected life	6.3 years	6.3 years

Board of Director Stock Options:

	Nine Months Ended
	September 30,
	2025	2024
Risk-free interest rate	4.0%	4.5%
Dividend yield	0.0%	0.0%
Volatility	43.0%	49.8%
Expected life	7.4 years	7.5 years

ESPP:

	Nine Months Ended
	September 30,
	2025	2024
Risk-free interest rate	4.2%	5.2%
Dividend yield	0.0%	0.0%
Volatility	48.2%	37.8%
Expected life	6 months	6 months

Index
Stock Options:

The weighted-average grant date fair value of stock options granted to employees for the nine months ended September 30, 2025 and 2024 was $17.21 and $24.73 per share, respectively. The weighted-average grant date fair value of stock options granted to non-employee directors for the nine months ended September 30, 2025 and 2024 was $20.86 and $27.47 per share, respectively.

RSUs:

The weighted-average grant date fair value of RSUs granted to employees for the nine months ended September 30, 2025 and 2024 was $33.78 and $52.08 per share, respectively.

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

The weighted-average grant date fair value of PRSUs we granted to our executive officers for the nine months ended September 30, 2025 and 2024 was $48.81 and $78.41 per share, respectively.

10.  Income Taxes

We recorded nominal income tax expense for the three and nine months ended September 30, 2025 compared to income tax benefit of $3.6 million and $3.5 million for the same periods in 2024.

The benefit for the three and nine months ended September 30, 2024 was primarily related to the 2023 tax return position for the royalty purchase agreement with Royalty Pharma that we finalized during the third quarter of 2024.

In July 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, introducing significant changes to U.S. federal tax law. The new law restores current expensing of domestic R&D costs and allows us to accelerate the deduction for a significant amount of such costs we capitalized since 2022. The tax law changes from the OBBBA did not have a material effect on our tax expense for the three and nine months ended September 30, 2025.

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

We determine the effective interest rate used to record interest expense under this agreement based on an estimate of future royalty payments to Royalty Pharma. As of September 30, 2025 and 2024, the estimated effective interest rate under the agreement was 12.4 percent and 13.5 percent, respectively.

Index
The following table sets forth information on our liability related to sale of future royalties (in thousands):

Liability related to sale of future royalties, net as of December 31, 2024	$542,212
Royalty payments to Royalty Pharma	(38,478)
Interest expense related to sale of future royalties	54,964
Amortization of issuance costs related to sale of future royalties	458
Liability related to sale of future royalties, net as of September 30, 2025	$559,156
Less: Current portion (1)	(13,974)
Liability related to sale of future royalties, net as of September 30, 2025 – Non-current	$545,182

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

12. Convertible Debt

1.75 Percent Convertible Senior Notes

In 2023, we completed a $575.0 million offering of our 1.75% Notes.

At September 30, 2025, we had the following 1.75% Notes outstanding (in millions except interest rate and price per share data):

1.75% Notes
Outstanding principal balance	$575.0
Unamortized debt issuance costs	$7.9
Maturity date	June 2028
Interest rate	1.75%
Effective interest rate	$2.30%
Conversion price per share	53.73
Total shares of common stock subject to conversion	10.7

0 Percent Convertible Senior Notes and Call Spread

In 2021, we completed a $632.5 million offering of our 0% Notes.

At September 30, 2025, we had the following 0% Notes outstanding (in millions except interest rate and price per share data):

0% Notes
Outstanding principal balance	$632.5
Unamortized debt issuance costs	$1.6
Maturity date	April 2026
Interest rate	0%
Effective interest rate	0.50%
Conversion price per share	$57.84
Effective conversion price per share with call spread	$76.39
Total shares of common stock subject to conversion	10.9

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

13. Operating Leases

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

In 2023, we closed the second transaction and transferred legal ownership of two lots of undeveloped land adjacent to our headquarters to the real estate investor for a purchase price of $33.0 million. In connection with this transaction, we entered into a build-to-suit lease agreement with the same real estate investor to lease a new R&D facility. The lessor developed and constructed a new building composed of R&D and office space. We are designing and constructing tenant improvements to customize the facility’s interior space.

The lease commenced in September 2025 when the lessor completed constructing the structure of the new facility. The initial lease term for this facility is 15 years with options to extend the lease for 2 additional terms of five years each. We determined at lease inception that it was not reasonably certain that we would exercise any of the options to extend the lease. We estimated our lease payments over the initial term to total approximately $230 million. In addition, we expect to receive reimbursements totaling $41.2 million from the lessor for tenant improvements that we own.

Since the building was under construction and unavailable to lease, we were unable to complete the sale-leaseback evaluation under ASC Topic 842, Leases, in 2023. As a result, the land remained in our consolidated balance sheets and we accounted for the proceeds as a financial liability. In September 2025, we reassessed the transaction under the sale-leaseback accounting guidance when the facility became available for lease commencement. We determined the transaction qualified as a sale-leaseback transaction upon lease commencement. As a result, we de-recognized the land and recorded a net gain of $4.2 million that we reported within operating loss in our condensed consolidated statements of operations. In addition, we recorded a financial liability of $19.6 million, which reflects the difference in the fair value of the land as of the lease commencement date compared to the purchase price of the land in 2023. We reported the current portion of the financial liability in other current liabilities and the non-current portion of the financial liability in long-term obligations in our condensed consolidated balance sheets. We recognize interest expense related to the financial liability based on our incremental borrowing rate at the commencement of the lease. We allocate payments to the lessor between the financial liability and lease expense.

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

On September 10, 2025, Arrowhead Pharmaceuticals, Inc., or Arrowhead, filed a lawsuit in the District of Delaware seeking a declaratory judgment that our patent US9,593,333 is invalid or not infringed by use of Arrowhead’s ApoCIII inhibitor plozasiran. On September 11, 2025, we filed suit in the Central District of California asserting infringement of that same patent by Arrowhead’s announced intention to commercialize plozasiran in November 2025. On October 8, 2025, we filed a motion to dismiss, or in the alternative, transfer Arrowhead’s Delaware suit in favor of the case we brought in the Central District of California. At present, both lawsuits remain pending.

15. Segment Information

We operate as a single operating segment, Ionis operations, focused on the research, development and commercialization of our RNA-targeted medicines to bring better futures to people with serious diseases. The CODM, our Chief Executive Officer, manages our company, reviews operating results, assesses performance and allocates resources on an aggregate basis using consolidated net income or loss as the key measure of segment profit or loss. As such, results of our operations are reported on a consolidated basis for purposes of management and segment reporting.

Ionis operations derives its revenues from commercial and R&D revenue sources. Refer to Note 4, Revenues, for further details on our sources of revenue.

Index
The following table sets forth information on segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$156,719	$133,814	$740,381	$478,562

Less:
Cost of sales	2,193	912	7,097	6,815
Drug discovery	28,412	25,790	85,656	80,652
Drug development	120,828	132,201	351,463	392,151
Medical affairs	8,874	5,511	22,342	17,279
Manufacturing and development chemistry	15,790	14,087	51,616	39,723
R&D support	23,092	20,052	64,252	59,065
Selling, general and administrative	86,565	51,933	234,626	153,083
Other segment items (1)	(429)	23,808	75,322	79,342
Consolidated net loss	$(128,606)	$(140,480)	$(151,993)	$(349,548)

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

With our commercial launch of TRYNGOLZA (olezarsen) in the United States, or U.S., following its approval by the U.S. Food and Drug Administration, or FDA, we began a new chapter as a fully integrated commercial-stage biotechnology company. In August 2025, we launched DAWNZERA (donidalorsen) in the U.S. after receiving FDA approval for prophylaxis to prevent attacks of hereditary angioedema, or HAE. We currently have seven marketed medicines to treat serious diseases: TRYNGOLZA, DAWNZERA, WAINUA (eplontersen), SPINRAZA (nusinersen), QALSODY (tofersen), TEGSEDI (inotersen) and WAYLIVRA (volanesorsen). In addition, we are positioned to independently launch two medicines, olezarsen for the treatment of severe hypertriglyceridemia, or sHTG, and zilganersen for Alexander disease, or AxD, by the end of 2026, assuming regulatory approval. We also have a rich innovative pipeline across our focus areas of neurology, cardiometabolic diseases and select areas of high patient need. We currently have three wholly owned medicines and six partnered medicines in Phase 3 development, including ION582 for Angelman syndrome, or AS, which we advanced into a Phase 3 study in the second quarter of 2025. We also have additional medicines in early and mid-stage development.

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

Our Marketed Medicines

TRYNGOLZA is a once monthly, self-administered LIgand-Conjugated Antisense, or LICA, medicine approved in the U.S. as an adjunct to diet to reduce triglycerides in adults with familial chylomicronemia syndrome, or FCS. TRYNGOLZA is the first and only FDA-approved treatment that significantly and substantially reduces triglyceride levels in adults with FCS and provides a clinically meaningful reduction in acute pancreatitis, or AP, events. TRYNGOLZA is the first medicine we are commercializing independently in the U.S. In September 2025, TRYNGOLZA was approved in the European Union, or EU, as an adjunct to diet in adult patients for the treatment of genetically confirmed FCS. Sobi has exclusive rights to commercialize TRYNGOLZA in countries outside of the U.S., Canada and China.

DAWNZERA is an RNA-targeted medicine approved in the U.S. for prophylaxis to prevent attacks of HAE in adult and pediatric patients 12 years of age and older. DAWNZERA 80mg is self-administered via subcutaneous autoinjector once every four or eight weeks. DAWNZERA is the first and only FDA-approved RNA-targeted prophylactic therapy. DAWNZERA has the potential to offer durable efficacy, a favorable safety and tolerability profile, and the longest available dosing interval. DAWNZERA is the second medicine we are commercializing independently in the U.S. DAWNZERA is currently under regulatory review in the EU. We licensed commercialization rights for DAWNZERA in Europe and the Asia-Pacific region to Otsuka Pharmaceutical Co., Ltd., or Otsuka.

Index
WAINUA (WAINZUA in Europe) is a once monthly, self-administered subcutaneous LICA medicine that is approved in the U.S., European Union, or EU, and numerous other countries for the treatment of adults with polyneuropathy of hereditary transthyretin-mediated amyloidosis, or ATTRv-PN, a debilitating, progressive, and fatal disease. In January 2024, we and AstraZeneca launched WAINUA in the U.S. for the treatment of adults with ATTRv-PN. The launch of WAINUA is underway in numerous countries, including the countries in the EU, following the approval by the European Commission, or EC, in March 2025. We and AstraZeneca are co-commercializing WAINUA in the U.S. AstraZeneca has exclusive rights to commercialize WAINUA outside of the U.S. From inception through September 30, 2025, we have earned more than $590 million in revenues from our WAINUA collaboration, including more than $50 million in royalties on sales of WAINUA.

SPINRAZA is an antisense medicine for the treatment of patients with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Our partner, Biogen, is responsible for commercializing SPINRAZA worldwide. From inception through September 30, 2025, we have earned more than $2.4 billion in revenues from our SPINRAZA collaboration, including more than $2.0 billion in royalties on sales of SPINRAZA.

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

Our Innovative Late-Stage Pipeline of Ionis-Owned Investigational Medicines

Olezarsen is our medicine in development for sHTG, a second potential indication which has a large patient population. We are developing olezarsen for the treatment of sHTG. In September 2025, we announced positive topline results in the pivotal Phase 3 CORE and CORE2 studies in sHTG. In March 2025, we published the Phase 3 study design and baseline characteristics for the CORE, CORE2 and Essence studies in the American Heart Journal. In May 2025, we announced positive topline results from the Essence study in people with moderate hypertriglyceridemia with or at risk for atherosclerotic cardiovascular disease. In August 2025, we published data from the Phase 3 Essence study evaluating olezarsen in patients with moderate hypertriglyceridemia and elevated cardiovascular risk in The New England Journal of Medicine. We licensed commercialization rights for olezarsen in most countries outside of the U.S., Canada and China to Sobi.

Zilganersen is our medicine in development for AxD. In September 2025, we announced positive topline results in the Phase 3 portion of the pivotal study of zilganersen in children and adults living with AxD. We presented additional data from the pivotal study of zilganersen in children and adults living with AxD at the Child Neurology Society Annual Meeting in October 2025. Zilganersen was granted Fast Track designation for the treatment of AxD and Rare Pediatric designation by the FDA. Additionally, zilganersen was granted Orphan Drug designation by the FDA and EMA.

Index
ION582 is our medicine in development for AS. In June 2025, we initiated the Phase 3 study, REVEAL, which we designed to evaluate the efficacy and safety of ION582. In addition, we are continuing to conduct the open label Phase 1/2 study, HALOS, of ION582 in patients with AS designed to assess the safety, tolerability and activity of multiple ascending doses of ION582 administered intrathecally. In 2024, we presented positive results from the completed multiple ascending dose portion of the study in people with AS. The FDA and EMA granted Orphan Drug designation to ION582. Additionally, the FDA granted Fast Track, Rare Pediatric and Breakthrough Therapy designations to ION582.

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

Index
Results of Operations

The following is a summary of our financial results (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total revenue	$156.7	$133.8	$740.4	$478.6
Total operating expenses	$316.9	$282.5	$907.6	$842.8
Loss from operations	$(160.2)	$(148.7)	$(167.2)	$(364.3)
Net loss	$(128.6)	$(140.5)	$(152.0)	$(349.5)

Revenue

Total revenue for the three and nine months ended September 30, 2025 were $156.7 million and $740.4 million, respectively,  compared to $133.8 million and $478.6 million for the same periods in 2024 and was comprised of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Commercial revenue:
Product sales, net:
TRYNGOLZA sales, net	$31.8	$-	$57.4	$-
Total product sales, net	31.8	-	57.4	-
Royalty revenue:
SPINRAZA royalties	55.9	57.2	158.2	152.4
WAINUA royalties	13.3	5.4	33.1	10.3
Other royalties	6.5	4.2	18.5	17.4
Total royalty revenue	75.7	66.8	209.8	180.1
Other commercial revenue	8.1	8.9	27.3	27.3
Total commercial revenue	115.6	75.7	294.5	207.4
Research and development revenue:
Collaborative agreement revenue	31.4	44.9	413.4	235.8
WAINUA joint development revenue	9.7	13.2	32.5	35.4
Total research and development revenue	41.1	58.1	445.9	271.2
Total revenue	$156.7	$133.8	$740.4	$478.6

Commercial revenue for the three and nine months ended September 30, 2025 increased 53% and 42%, respectively, compared to the same periods in 2024. This increase was primarily driven by TRYNGOLZA product sales. Higher royalty revenue also contributed to the year over year increase.

The remainder of our revenue came from programs under our research and development, or R&D, collaborations, including revenue from the $280 million upfront payment for the global license of sapablursen to Ono Pharmaceutical Co., Ltd. in the second quarter of 2025, reflecting the value that our pipeline and technology continues to generate.

WAINUA (Eplontersen) Collaboration with AstraZeneca

Our financial results for the three and nine months ended September 30, 2025 and 2024 reflected the cost-sharing provisions related to our collaboration with AstraZeneca to develop and commercialize WAINUA for the treatment of ATTR. Under the terms of the collaboration agreement, AstraZeneca is currently paying 55 percent of the costs associated with the ongoing global Phase 3 development program. Because we are leading and conducting the Phase 3 development program, we are recognizing as R&D revenue the 55 percent of cost-share funding AstraZeneca is responsible for, net of our share of AstraZeneca's development expenses, in the same period we incur the related development expenses.

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

The following table sets forth information on revenue and expenses under this collaboration (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
WAINUA joint development revenue	$9.7	$13.2	$32.5	$35.4
Research and development expenses related to Phase 3 development of WAINUA	19.5	28.9	65.8	77.1
Medical affairs expenses for WAINUA	1.7	1.6	5.7	4.8
Commercialization expenses for WAINUA	7.5	6.3	22.0	19.0

Operating Expenses

The following table sets forth information on operating expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses, excluding non-cash compensation expense related to equity awards	$285.8	$250.5	$817.0	$748.7
Non-cash compensation expense related to equity awards	31.1	32.0	90.6	94.1
Total operating expenses	$316.9	$282.5	$907.6	$842.8

Operating expenses, excluding non-cash compensation expense related to equity awards, for the three and nine months ended September 30, 2025 increased compared to the same periods in 2024. SG&A expenses increased as anticipated year over year primarily due to the launches of TRYNGOLZA, DAWNZERA and WAINUA. This increase was partially offset by a decrease in R&D expenses year over year as several late-stage studies ended. We expect our operating expenses, excluding non-cash compensation expense related to equity awards, to continue to increase during the remainder of 2025 as we advance our commercialization activities.

We believe non-cash compensation expense related to equity awards is not indicative of our operating results or cash flows from our operations.

Cost of Sales

Our cost of sales is comprised of costs related to our commercial revenue, which consisted of manufacturing costs, transportation and freight, indirect overhead costs associated with the manufacturing and distribution of TRYNGOLZA, DAWNZERA, TEGSEDI and WAYLIVRA and associated period costs.

Cost of sales for newly launched products, such as TRYNGOLZA and DAWNZERA, does not include the full cost of manufacturing until we manufacture and sell additional inventory after exhausting pre-launch inventory, which we previously recorded as R&D expense.

The following table sets forth information on cost of sales (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of sales, excluding non-cash compensation expense related to equity awards	$2.2	$0.9	$7.1	$6.8
Non-cash compensation expense related to equity awards	0.1	0.2	0.9	0.6
Total cost of sales	$2.3	$1.1	$8.0	$7.4

Index
Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for drug discovery, drug development, medical affairs, manufacturing and development chemistry and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$197.0	$197.7	$575.4	$588.9
Non-cash compensation expense related to equity awards	20.8	22.1	60.6	67.1
Total research, development and patent expenses	$217.8	$219.8	$636.0	$656.0

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

The following table sets forth information on drug discovery expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Drug discovery expenses, excluding non-cash compensation expense related to equity awards	$28.4	$25.8	$85.7	$80.7
Non-cash compensation expense related to equity awards	4.0	4.4	11.7	13.3
Total drug discovery expenses	$32.4	$30.2	$97.4	$94.0

Drug discovery expenses, excluding non-cash compensation expense related to equity awards, increased slightly in the three months and nine months ended September 30, 2025 compared to the same periods in 2024 as we continued to advance our technologies discussed above.

Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Eplontersen	$19.1	$28.3	$64.5	$74.3
Donidalorsen	3.7	3.5	11.8	13.4
Olezarsen	25.6	36.8	68.7	116.3
Zilganersen	2.2	2.5	9.7	6.2
ION582	6.8	2.8	24.3	9.6
Ulefnersen	2.8	3.1	8.0	10.0
Other development projects	23.6	21.0	59.3	65.2
Development overhead expenses	37.0	34.2	105.2	97.2
Total drug development expenses, excluding non-cash compensation expense related to equity awards	120.8	132.2	351.5	392.2
Non-cash compensation expense related to equity awards	9.2	9.7	26.2	30.4
Total drug development expenses	$130.0	$141.9	$377.7	$422.6

Our development expenses, excluding non-cash compensation expense related to equity awards, decreased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 as several late-stage studies ended. We expect our development expenses will continue to stabilize as several late-stage studies end and we reallocate resources toward earlier stage programs.

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

The following table sets forth information on medical affairs expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Medical affairs expenses, excluding non-cash compensation expense related to equity awards	$8.9	$5.5	$22.3	$17.3
Non-cash compensation expense related to equity awards	1.0	1.1	3.8	3.2
Total medical affairs expenses	$9.9	$6.6	$26.1	$20.5

Medical affairs expenses, excluding non-cash compensation expense related to equity awards, increased in the three and nine months ended September 30, 2025 compared to the same periods in 2024 as we continued advancing our late-stage pipeline.

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

The following table sets forth information on manufacturing and development chemistry expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$15.8	$14.1	$51.6	$39.7
Non-cash compensation expense related to equity awards	2.1	2.3	5.8	6.9
Total manufacturing and development chemistry expenses	$17.9	$16.4	$57.4	$46.6

Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards, increased in the three and nine months ended September 30, 2025 compared to the same periods in 2024 due to the timing of manufacturing performed by our contract manufacturing organizations for drug product and active pharmaceutical ingredients related to several late-stage programs.

Index
R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Personnel costs	$7.6	$6.9	$21.8	$21.9
Occupancy	7.8	7.5	21.6	21.3
Computer software and licenses	3.4	2.4	9.8	5.7
Insurance	0.9	0.7	2.6	2.4
Patent expenses	2.6	1.3	4.1	2.7
Other	0.8	1.3	4.4	5.1
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	23.1	20.1	64.3	59.1
Non-cash compensation expense related to equity awards	4.5	4.6	13.1	13.2
Total R&D support expenses	$27.6	$24.7	$77.4	$72.3

R&D support expenses, excluding non-cash compensation expense related to equity awards, increased in the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to increased costs relating to computer software and licenses.

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

The following table sets forth information on SG&A expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$86.6	$51.9	$234.6	$153.1
Non-cash compensation expense related to equity awards	10.2	9.7	29.1	26.3
Total selling, general and administrative expenses	$96.8	$61.6	$263.7	$179.4

SG&A expenses, excluding non-cash compensation expense related to equity awards, increased in the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to the launches of TRYNGOLZA, DAWNZERA and WAINUA. We expect SG&A expenses to increase as we continue to invest in our independent commercial launches.

Investment Income

The following table sets forth information on investment income (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Investment income	$23.7	$26.2	$73.0	$78.1

Index
Interest Expense

The following table sets forth information on interest expense (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Convertible notes:
Non-cash amortization of debt issuance costs	$1.6	$1.5	$4.6	$4.5
Interest expense payable in cash	2.5	2.6	7.6	8.0
Interest on mortgage for manufacturing facility	0.1	0.1	0.2	0.3
Total interest expense	$4.2	$4.2	$12.4	$12.8

Interest Expense Related to Sale of Future Royalties

We recorded $18.0 million and $55.4 million of interest expense related to the sale of future royalties in the three and nine months ended September 30, 2025, respectively, compared to $18.5 million and $54.8 million in the same periods in 2024, respectively. These amounts are related to the Royalty Pharma Investments, or Royalty Pharma, transaction, in which we sold a minority interest in our future SPINRAZA and pelacarsen royalties to Royalty Pharma for a $500 million upfront payment and $625 million of potential future payments. Refer to Part I, Item 1, Note 11, Liability Related to Sale of Future Royalties, in the Notes to Condensed Consolidated Financial Statements for further details.

Gain (Loss) on Investments

The following table sets forth information on gain (loss) on investments (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Gain (loss) on investments	$29.9	$0.9	$9.4	$(0.3)

Gain on investments increased in the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to a $29.4 million gain related to our investment in a privately held company resulting from an observable price change in an orderly transaction for a similar investment of the issuer that we recorded in the third quarter of 2025. This gain was partially offset by an $18.2 million impairment of our investment in a privately held company that we recorded in the second quarter of 2025.

Income Tax Benefit (Expense)

We recorded nominal income tax expense for the three and nine months ended September 30, 2025 compared to income tax benefit of $3.6 million and $3.5 million for the same periods in 2024.

The benefit for the three and nine months ended September 30, 2024 was primarily related to the 2023 tax return position for the royalty purchase agreement with Royalty Pharma that we finalized during the third quarter of 2024.

In July 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, introducing significant changes to U.S. federal tax law. The new law restores current expensing of domestic R&D costs and allows us to accelerate the deduction for a significant amount of such costs we capitalized since 2022. The tax law changes from the OBBBA did not have a material effect on our tax expense for the three and nine months ended September 30, 2025.

We continue to maintain a full valuation allowance on all of our net deferred tax assets.

Net Loss and Net Loss per Share

The following table sets forth information on net loss and net loss per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(128.6)	$(140.5)	$(152.0)	$(349.5)
Basic and diluted net loss per share	$(0.80)	$(0.95)	$(0.95)	$(2.38)

The period-over-period fluctuations in our net loss were driven by factors discussed in the sections above.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also financed our operations from commercial revenue from SPINRAZA, WAINUA and QALSODY royalties and TEGSEDI and WAYLIVRA commercial revenue. In addition, we began earning commercial revenue from TRYNGOLZA product sales in late December 2024 and DAWNZERA product sales in late August 2025. From our inception through September 30, 2025, we have earned approximately $8.7 billion in revenue. We have also financed our operations through the sale of our equity securities, the issuance of long-term debt and the sale of future royalties. From the time we were founded through September 30, 2025, we have raised net proceeds of approximately $2.7 billion from the sale of our equity securities. Additionally, from our inception through September 30, 2025, we have borrowed approximately $2.7 billion under long-term debt arrangements and received proceeds of $0.5 billion from the sale of future royalties to finance a portion of our operations.

Index
From December 31, 2024 to September 30, 2025, our working capital and long-term obligations decreased as we reclassified our 0% Notes from non-current liabilities to current liabilities in the second quarter of 2025 because the notes are due in April 2026.

The following table summarizes our contractual obligations, excluding our liability related to the sale of future royalties, as of September 30, 2025. The table provides a breakdown of when obligations become due.

	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
1.75% Notes (principal and interest payable)	$605.2	$10.1	$595.1
0% Notes (principal payable)	632.5	632.5	-
Operating leases	487.3	33.8	453.5
Building mortgage payments (principal and interest payable)	9.2	0.5	8.7
Other obligations (principal and interest payable)	0.7	0.1	0.6
Total	$1,734.9	$677.0	$1,057.9

Our contractual obligations consist primarily of our convertible debt. In addition, we also have a facility mortgage, facility leases, equipment financing arrangements and other obligations. In the third quarter of 2025, our build-to-suit lease in Carlsbad, California commenced, resulting in an increase to our contractual obligations related to operating leases. We believe our cash, cash equivalents and short-term investments, as well as plans for cash in the future, will be sufficient to fund our planned operations and these obligations. We have not entered into, nor do we currently have, any off-balance sheet arrangements (as defined under SEC rules).

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

Operating Leases

Refer to Part I, Item 1, Note 13, Operating Leases, in the Notes to Condensed Consolidated Financial Statements and Part IV, Item 15, Note 7 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for further details on our operating leases.

Liability Related to Sale of Future Royalties

Refer to Part I, Item 1, Note 11, Liability Related to Sale of Future Royalties, in the Notes to Condensed Consolidated Financial Statements for further details on our royalty purchase agreement with Royalty Pharma.

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2025 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2025.

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

We have historically relied on third parties to commercialize our marketed medicines and have limited experience as a company in commercializing medicines. We currently have two independently launched medicines, TRYNGOLZA and DAWNZERA, and we expect to independently launch additional medicines in the future. Any failure to effectively commercialize our medicines, including our failure to allocate resources to our commercial launches efficiently or timely, could adversely impact the revenue we generate from our medicines. If the commercialization of our independently launched medicines and future sales of such are less successful than anticipated by us or our investors or securities analysts, our stock price could decline and our business may be harmed.

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

Further, we believe that future coverage, reimbursement and pricing will likely be subject to increased restrictions both in the U.S. and in international markets. In the U.S., recent health reform measures have resulted in reductions in Medicare and other healthcare funding, and there have been several recent U.S. Congressional inquiries, legislation and executive orders designed to, among other things, reduce drug prices, increase competition (including by enhancing support for generic and biosimilar drugs), lower out-of-pocket drug costs for patients, curtail spread pricing practices by pharmacy benefit managers, and foster scientific innovation to promote better health care and improved health. For example, on May 12, 2025, President Trump issued an executive order implementing the concept of most-favored nation pricing. Under this order, HHS, in coordination with other federal agencies, is directed to take actions to ensure that the price of prescription drugs paid by federal health insurers, including Medicare and Medicaid, is in line with the prices paid in comparably developed nations. These and similar actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.

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
●    Lanadelumab-flyo, C1 esterase inhibitor, berotralstat, C1 esterase inhibitor subcutaneous, garadacimab, deucrictibant, NTLA-2002 and STAR-0215 could compete with DAWNZERA;
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

Index
Risks Related to the Development and Regulatory Approval of our Medicines

If we or our partners fail to obtain regulatory approval for our medicines and additional approvals for our commercial medicines, we or our partners cannot sell them in the applicable markets.*

We cannot guarantee that any of our medicines will be considered safe and effective or will be approved for commercialization. In addition, it is possible that our commercial medicines may not be approved in additional markets or for additional indications. We and our partners must conduct time-consuming, extensive and costly clinical studies to demonstrate the safety and efficacy of each of our medicines before they can be approved or receive additional approvals for sale. We and our partners must conduct these studies in compliance with FDA regulations and with comparable regulations in other countries.

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

For example, while we continue to activate sites in the U.S., Canada, U.K., Australia and Japan, we are revising the study protocol for the REVEAL study of ION582 to address changes requested by EU regulators and plan to resubmit the protocol and initiate EU sites for this study next year. Importantly, we believe we are on track to complete enrollment for this study in 2026.

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

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our medicines and expect to continue to do so in the future. For example, we use clinical research organizations, such as Icon Clinical Research Limited, Medpace, Inc., Parexel International Corporation, Syneos Health, Inc. and Thermo Fisher Scientific Inc. for the clinical studies for our medicines, including WAINUA for the treatment of ATTR-CM, DAWNZERA, olezarsen, ulefnersen, zilganersen and ION582. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees, but we are responsible for ensuring that such investigators conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. For example, some of our key vendors have in the past experienced labor shortages, which impacted their ability to perform services for us for certain of our clinical trials. Subsequent failures of these third parties to carry out their obligations, or a termination of our relationship with such third parties, could delay or prevent the development, marketing authorization and commercialization of our medicines.

Index
In addition, while we do not have any clinical trial sites in Russia, Ukraine or Gaza, we do have a limited number of clinical trial sites in Israel that may be materially impacted by the ongoing military conflicts in Israel and elsewhere in the Middle East and could result in difficulties enrolling or completing our clinical trials in such areas on schedule.

Since corporate partnering is part of our strategy to fund the advancement and commercialization of some of our development programs, if any of our collaborative partners fail to fund our collaborative programs, or if we cannot obtain additional partners, we may have to delay or stop progress on those drug development programs.*

To date, corporate partnering has played a significant role in our strategy to fund our development programs and to add key development resources. While we are now commercializing some of our medicines independently, we still plan to continue to rely on additional collaborative arrangements to develop and commercialize some of our unpartnered medicines. However, we may not be able to negotiate favorable collaborative arrangements for these drug programs. If we cannot continue to secure additional collaborative partners, our revenues could decrease and the development of our medicines could suffer.

Our corporate partners are developing and funding many of the medicines in our development pipeline. For example, we are relying on:

●    AstraZeneca for the joint development and funding of WAINUA;
●    Novartis for development and funding of pelacarsen;
●    GSK for development and funding of bepirovirsen; and
●    Roche for development and funding of sefaxersen.

If any of these pharmaceutical companies stops developing and funding these medicines, our business could suffer and we may not have, or be willing to dedicate, the resources available to develop these medicines on our own. Our collaborators can terminate their relationships with us under certain circumstances, many of which are outside of our control. For example, in 2022, Pfizer and Bayer decided to discontinue the clinical development programs for vupanorsen and fesomersen, respectively. Similarly, Novartis decided to return the clinical development program we licensed to Novartis in August 2023 as a follow-on to pelacarsen to pursue a different molecule that is further along in development. Novartis remains fully committed to pelacarsen with Phase 3 data on track for the first half of 2026.

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

If any of these occur, it could affect our partner’s commitment to the collaboration with us and could delay or otherwise negatively affect the commercialization of our medicines, including QALSODY, SPINRAZA, WAINUA, bepirovirsen, sefaxersen and pelacarsen.

Index
We may not be able to benefit from designations for our medicines from regulatory authorities that are intended to confer benefits such as financial incentives or an accelerated regulatory pathway.

In the U.S., under the Orphan Drug Act, the FDA may designate a medicine as an Orphan Drug if it is intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the U.S. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but it can provide financial incentives, such as tax advantages and user-fee waivers, as well as longer regulatory exclusivity periods. The FDA has granted Orphan Drug designation to TRYNGOLZA for the treatment of patients with FCS, to WAINUA for the treatment of patients with ATTR, to ulefnersen for the treatment of patients with FUS-ALS, to ION582 for the treatment of patients with Angelman syndrome, and to some of our earlier stage medicines. The FDA and EMA have granted Orphan Drug designation to DAWNZERA for the treatment of patients with HAE, to WAYLIVRA for the treatment of patients with FCS, to tominersen for the treatment of patients with HD, and to some of our earlier stage medicines. In addition, the EMA has granted Orphan Drug designation to WAYLIVRA for the treatment of patients with FPL. Even if approval is obtained on a medicine that has been designated as an Orphan Drug, we may lose Orphan Drug exclusivity if the FDA or EMA determines that the request for designation was materially defective or if we cannot assure sufficient quantity of the applicable medicine to meet the needs of patients with the rare disease or condition, or if a competitor is able to gain approval for the same or a substantially similar medicine in a safer or more effective form or that makes a major contribution to patient care. If we lose Orphan Drug exclusivity on any of our medicines, we may face increased competition and lose market share for such medicine.

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

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. In addition, as we commercialize more medicines on our own, we will need to invest significant financial resources to continue developing the infrastructure required to successfully commercialize our medicines, including building and maintaining new support functions and scaling up existing internal support functions and expanding our manufacturing capabilities. All of these activities will require significant cash. As of September 30, 2025, we had cash, cash equivalents and short-term investments equal to $2.2 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including our commercial medicines, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors such as:

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

Because drug discovery and development require substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of September 30, 2025, we had an accumulated deficit of approximately $2.4 billion and stockholders’ equity of approximately $0.6 billion. Most of our income has historically come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. We will now and continuing into the foreseeable future need to invest significant financial resources to commercialize medicines on our own and expect that our income in the future will be driven primarily by commercial sales. If we do not earn substantial revenue from commercial sales, we may incur additional operating losses in the future, which could restrict our ability to successfully develop additional medicines or sustain future profitability.

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

Index
Intellectual property litigation could be expensive and prevent us from pursuing our programs.*

From time to time, we have to defend our intellectual property rights. If we are involved in an intellectual property dispute, we may need to litigate to defend our rights or assert them against others. Disputes can involve arbitration, litigation or proceedings declared by the U.S. PTO or the International Trade Commission or foreign patent authorities. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. For example, in September 2025, we filed a claim against Arrowhead Pharmaceuticals, Inc., or Arrowhead, for patent infringement over Arrowhead's planned commercialization of plozasiran, and Arrowhead filed a separate lawsuit against us seeking to invalidate that same patent.

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

If the price of our securities continues to be highly volatile, this could make it harder to liquidate your investment and could increase your risk of suffering a loss.*

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2025, the closing market price of our common stock ranged from $65.42 to $25.51 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, financing transactions, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

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

Index
ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.
DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.
OTHER INFORMATION

Trading Plans

During the quarter ended September 30, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act), or Section 16 officers and directors, adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted in the table below.

*       Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**    "Non-Rule 10b5-1 trading arrangement" as defined in item 408(c) of Regulation S-K under the Exchange Act.

				Trading Arrangement		Total Shares
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	to be Sold	Expiration Date
Spencer Berthelsen	Board Member	Adoption	September 12, 2025	X		16,000	The earlier to occur of (i) July 1, 2026, and (ii) Upon the execution of all instructions provided in the plan

Index
ITEM 6.
EXHIBITS

a.
Exhibits

Exhibit Number	Description of Document

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders’ equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer
Brett P. Monia, Ph.D.	(Principal executive officer)	October 29, 2025

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	October 29, 2025