Form 10-K
period 2025-12-31
IONIS PHARMACEUTICALS INC
filed 2026-02-26
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The approximate aggregate market value of the voting common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on The Nasdaq Global Select Market was $5,275,488,712 as of June 30, 2025.*

The number of shares of voting common stock outstanding as of February 19, 2026 was 165,192,011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed on or about April 23, 2026 with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of stockholders to be held on June 4, 2026 are incorporated by reference into Part III of this Report.

________________
*
Excludes 25,673,909 shares of common stock held by directors and officers and by stockholders whose beneficial ownership is known by the Registrant to exceed 10 percent of the common stock outstanding at June 30, 2025. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K and the information incorporated herein by reference includes forward-looking statements regarding our business and the therapeutic and commercial potential of our commercial medicines, additional medicines in development, technologies and our expectations regarding development and regulatory milestones. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties and particularly those inherent in the process of discovering, developing and commercializing medicines that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such medicines. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report on Form 10-K, including those identified in Item 1A, Risk Factors. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. Except as required by law, we undertake no obligation to update any forward-looking statements for any reason. As a result, you are cautioned not to rely on these forward-looking statements.

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

IONIS PHARMACEUTICALS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2025

PART I

Item 1. Business

Overview

For three decades, we have invented medicines that bring better futures to people with serious diseases. As a pioneer in RNA-targeted medicines with a deep understanding of disease biology and an industry-leading drug discovery technology, we are driven to deliver innovative, life-changing advances for patients.

In the last year, we delivered on our strategy to create accelerating value for all our stakeholders. With two independent commercial launches now underway, we transitioned into a fully integrated commercial-stage biotechnology company. We currently have seven marketed medicines to treat serious diseases: TRYNGOLZA (olezarsen), DAWNZERA (donidalorsen), WAINUA (eplontersen), SPINRAZA (nusinersen), QALSODY (tofersen), TEGSEDI (inotersen) and WAYLIVRA (volanesorsen).

Marketed Medicines

●	TRYNGOLZA is approved in the United States, or U.S., as an adjunct to diet to reduce triglycerides in adults with familial chylomicronemia syndrome, or FCS, and is approved in the European Union, or EU, for patients with genetically confirmed FCS. TRYNGOLZA is also approved in Canada. TRYNGOLZA is the first-ever FDA-approved treatment that significantly and substantially reduces triglyceride levels in adults with FCS and provides clinically meaningful reduction in acute pancreatitis, or AP, events when used with an appropriate diet (≤20 grams of fat per day). We are independently commercializing TRYNGOLZA in the U.S.

●	DAWNZERA is approved in the U.S. for prophylaxis to prevent attacks of hereditary angioedema, or HAE, in adult and pediatric patients 12 years of age and older and is approved in the EU for the routine prevention of recurrent attacks of HAE in the same age group. DAWNZERA is the first and only approved RNA-targeted prophylactic therapy for HAE. DAWNZERA has the potential to offer durable efficacy, a favorable safety and tolerability profile, and the longest available dosing interval. We are also independently commercializing DAWNZERA in the U.S.

●	WAINUA is approved in the U.S., EU, China and numerous other countries for the treatment of the polyneuropathy of hereditary transthyretin-medicated amyloidosis, or ATTRv-PN, in adults. WAINUA is the only approved medicine for the treatment of ATTRv-PN that can be self-administered via an auto-injector. We and AstraZeneca are co-developing WAINUA globally and co-commercializing WAINUA in the U.S. AstraZeneca has exclusive rights to commercialize WAINUA outside of the U.S.

●	SPINRAZA is a global market leader for the treatment of patients with spinal muscular atrophy, or SMA. Our partner, Biogen, is responsible for commercializing SPINRAZA worldwide.

●	QALSODY is approved in the U.S., EU, China and Japan for the treatment of amyotrophic lateral sclerosis, or ALS, in adults who have a mutation in the superoxide dismutase 1, or SOD1, gene, or SOD1-ALS. QALSODY received accelerated approval from the U.S. Food and Drug Administration, or FDA, and marketing authorization under exceptional circumstances from the European Medicines Agency, or EMA. QALSODY was the first treatment approved to target a genetic cause of ALS. Our partner, Biogen, is responsible for commercializing QALSODY worldwide.

●	TEGSEDI is approved in the EU, Canada and Brazil for the treatment of ATTRv-PN in adults. We currently sell TEGSEDI in Europe through our distribution agreement with Swedish Orphan Biovitrum AB, or Sobi. We and Sobi terminated our agreement for TEGSEDI in North America, after which we discontinued TEGSEDI in North America. In Latin America, PTC Therapeutics International Limited, or PTC, is commercializing TEGSEDI in Brazil and is pursuing access in additional Latin American countries through its exclusive license agreement with us.

●	WAYLIVRA is approved in the EU and Brazil as an adjunct to diet in adult patients with genetically confirmed FCS and at high risk for acute, potentially fatal pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. We sell WAYLIVRA in Europe through our distribution agreement with Sobi. In Latin America, PTC is commercializing WAYLIVRA in Brazil for two indications, FCS and familial partial lipodystrophy, or FPL, and is pursuing access in additional Latin American countries through its exclusive license agreement with us.

In addition to our currently marketed medicines, we are also positioned to independently launch two medicines in 2026, assuming regulatory approval. The FDA recently granted priority review of olezarsen for the treatment of severe hypertriglyceridemia, or sHTG, with an action date of June 30, 2026 under the Prescription Drug User Fee Act, or PDUFA. We are on track to launch olezarsen following anticipated approval. We also submitted the NDA for zilganersen in January 2026 and plan to launch zilganersen in the second half of 2026 for the treatment of Alexander disease, or AxD. We also have a rich innovative late- and mid-stage pipeline across our focus areas of neurology, cardiometabolic diseases and select areas of high patient needs. We currently have three wholly owned medicines in late-stage development, including obudanersen (formerly ION582) for Angelman syndrome, or AS, which we advanced into a Phase 3 study in the second quarter of 2025. Additionally, we have six partnered medicines in late-stage development. We also have additional medicines in early and mid-stage development. We delivered multiple positive data readouts in the last year from our late- and mid-stage pipeline, including positive data for olezarsen in sHTG, zilganersen in AxD, bepirovirsen in chronic hepatitis B, or CHB, obudanersen in AS and sapablursen in polycythemia vera, or PV. And we further advanced our next-generation technologies for RNA-targeted medicines, including advancing our first program using our mesyl phosphoramidate, or MsPA, backbone into clinical development.

We earned revenues of $944 million in 2025 and ended 2025 with a cash, cash equivalents and short-term investment balance of $2.7 billion that enables our continued investments to support ongoing and planned launches and to advance our wholly owned medicines in development. Our key recent achievements, combined with our independent and partnered product launches anticipated over the next two years, position us well to help millions of patients with serious diseases and deliver increasing product and royalty revenue.

Our Marketed Medicines – Bringing Value to Patients Today

TRYNGOLZA (apoC-III) – TRYNGOLZA (olezarsen) injection is an APOC-III-directed antisense medicine indicated as an adjunct to diet to reduce triglycerides in adults with familial chylomicronemia syndrome, or FCS. TRYNGOLZA lowers the body’s production of apolipoprotein C-III, or apoC-III, a protein produced in the liver that is a key regulator of triglyceride metabolism. TRYNGOLZA was approved by the FDA in December 2024 and is the first-ever FDA-approved treatment that significantly and substantially reduces triglyceride levels in adults with FCS and provides clinically meaningful reduction in AP events when used with an appropriate diet (≤20 grams of fat per day). TRYNGOLZA was also approved in the EU in September 2025 as an adjunct to diet in adult patients for the treatment of genetically confirmed FCS in September 2025. TRYNGOLA was also approved in Canada in December 2025. Our partner, Sobi, is responsible for commercializing TRYNGOLZA in countries outside of the U.S., Canada and China.

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

TRYNGOLZA approval was based on positive data from the placebo-controlled Phase 3 Balance study in adult patients with genetically identified FCS and fasting triglyceride levels ≥880 mg/dL. In the Balance study, TRYNGOLZA demonstrated a statistically significant reduction in triglyceride levels, a substantial and clinically meaningful reduction in AP events, and a favorable safety and tolerability profile.

Prior to approval, TRYNGOLZA was granted Priority Review, Fast Track, Orphan Drug and Breakthrough Therapy designations for the treatment of FCS.

We are also developing olezarsen to treat severe hypertriglyceridemia, or sHTG. See the “olezarsen” description under the section titled, Our Innovative Late-Stage Pipeline of Ionis-Owned Investigational Medicines, below for further information on our development program for sHTG.

DAWNZERA (PKK) – DAWNZERA (donidalorsen) is a prekallikrein, or PKK, -directed antisense oligonucleotide indicated for prophylaxis to prevent attacks of hereditary angioedema, or HAE, in adult and pediatric patients 12 years of age and older. PKK plays an important role in the activation of inflammatory mediators associated with acute attacks of HAE and by reducing the production of PKK, DAWNZERA works to prevent HAE attacks. DAWNZERA was approved in the U.S. in August 2025 and in the EU in January 2026. Our partner, Otsuka Pharmaceutical Co., Ltd., or Otsuka, is responsible for commercializing DAWNZERA in Europe and Asia.

HAE is a rare and potentially life-threatening genetic condition that involves recurrent attacks of severe swelling (angioedema) in various parts of the body, including the hands, feet, genitals, stomach, face and/or throat. HAE is estimated to affect approximately 20,000 people in the U.S. and Europe.

DAWNZERA approval was based on the positive data from the placebo-controlled Phase 3 OASIS-HAE study, the Phase 3 OASISplus study and the Phase 2 study, including an OLE study, in patients with HAE. The OASIS-HAE study met its primary endpoint with a statistically significant reduction in the rate of HAE attacks and demonstrated clinically significant improvement in quality of life as measured by the Angioedema Quality of Life Questionnaire, or AE-QoL, in patients treated every four weeks and patients treated every eight weeks. The OASISplus study includes an OLE cohort and a prospective switch cohort to assess patients switching from currently available long-term prophylactic treatments to DAWNZERA. Positive results from a February 2024 data cut from the ongoing OLE cohort showed that HAE attack rates continued to improve over time and extended treatment resulted in further improved quality of life measures and high levels of disease control. In the OASISplus switch cohort, patients followed a pre-defined specific protocol to transition from their prior therapy to DAWNZERA. Results showed that patients were able to switch to DAWNZERA from prior prophylactic treatment without an increase in breakthrough attacks. Switching to DAWNZERA also reduced mean HAE attack rate and led to continued improvement in quality-of-life measures compared to baseline with prior prophylactic treatment. The majority of patients surveyed reported a preference for DAWNZERA over their previous treatment. In all of these studies, DAWNZERA demonstrated a favorable safety and tolerability profile.

The FDA and EMA granted Orphan Drug designation to DAWNZERA.

WAINUA (TTR) – WAINUA (eplontersen) injection is a transthyretin-directed antisense oligonucleotide indicated for the treatment of the polyneuropathy of hereditary transthyretin-medicated amyloidosis, or ATTRv-PN, in adults. WAINUA causes degradation of mutant and wild-type TTR mRNA through binding to the TTR mRNA, which results in a reduction of serum TTR protein and TTR protein deposits in tissues. WAINUA was approved in the U.S. in December 2023 and in the EU in March 2025. WAINUA is also approved in other markets, including the UK, Canada and China, with additional regulatory reviews underway. We and AstraZeneca are co-commercializing WAINUA in the U.S. and AstraZeneca has exclusive rest of world commercialization rights.

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

SPINRAZA (SMN) – SPINRAZA (nusinersen) injection for intrathecal use is a survival motor neuron-2, or SMN2, directed antisense medicine indicated for the treatment of SMA in pediatric and adult patients. SPINRAZA targets the root cause of SMA by increasing the production of functional survival motor neuron, or SMN, protein. SPINRAZA is a global market leader for the treatment of patients with SMA. Higher dose SPINRAZA was approved in EU and Japan in 2025 and is currently under review in the U.S. with a PDUFA action date of April 3, 2026. Our partner, Biogen, is responsible for commercializing SPINRAZA worldwide.

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

SPINRAZA approval was based on efficacy and safety data from multiple clinical studies, including two randomized, placebo-controlled Phase 3 studies, ENDEAR, in patients with infantile-onset SMA, and CHERISH, in patients with later-onset SMA as well as from SHINE, an open-label extension, or OLE, study for patients with SMA who participated in prior SPINRAZA studies. Additionally, Biogen conducted the Phase 2 NURTURE study, an open-label study investigating the benefit of SPINRAZA when administered before symptom onset in patients genetically diagnosed with SMA that showed that early and sustained treatment with SPINRAZA helped participants to maintain and/or make progressive gains in motor function with most children achieving motor milestones within age-appropriate timelines and no major motor milestones were lost. SPINRAZA demonstrated a favorable safety and tolerability profile in the studies.

Biogen continues to expand the body of evidence supporting SPINRAZA’s durable efficacy and well-established safety profile to address the remaining needs of SMA patients of all ages through additional studies. These include the Phase 2/3 DEVOTE study, which evaluated a higher dose of SPINRAZA compared to the currently approved dose, the Phase 4 RESPOND study, evaluating the benefit of SPINRAZA in infants and children with a suboptimal clinical response to the gene therapy, onasemnogene abeparvovec and the Phase 3b ASCEND study evaluating the clinical outcomes and assessing the safety of a higher dose of SPINRAZA in children, teens and adults with later-onset SMA following treatment with risdiplam. The positive data generated from the DEVOTE study were the basis of the EU and Japan approvals and the regulatory submission in the U.S., which has an action date of April 23, 2026.

QALSODY (SOD1) – QALSODY (tofersen) injection for intrathecal use is an antisense medicine indicated for the treatment of ALS, in adults who have SOD1-ALS. QALSODY inhibits the production of SOD1 protein. QALSODY was granted accelerated approval in April 2023 based on reduction in plasma neurofilament light chain protein, or NfL, observed in patients treated with QALSODY. Continued approval for this indication may be contingent upon verification of clinical benefit in confirmatory trial(s). In May 2024, QALSODY was also approved in the EU under exceptional circumstances. Additionally, QALSODY was approved in China and Japan. Our partner, Biogen, is responsible for commercializing QALSODY worldwide.

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

TEGSEDI approvals were based on efficacy and safety data from the Phase 3 NEURO-TTR study in patients with ATTRv-PN.

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

1
Ionis is commercializing TRYNGOLZA (olezarsen) for the treatment of FCS in the U.S. Sobi is responsible for commercializing olezarsen in countries outside of the U.S., Canada and China and Theratechnologies is responsible for commercializing olezarsen in Canada

Olezarsen (apoC-III) – Olezarsen is an investigational RNA-targeted medicine that we are evaluating for people with sHTG. Olezarsen is designed to lower the body’s production of apoC-III, a protein produced in the liver that regulates triglyceride metabolism in the blood. sHTG is a disease categorized by triglyceride levels of 500 mg/dL and above. It develops due to primary (genetic) and secondary causes including diet and lifestyle, other medical conditions and certain medications. More than three million people are currently estimated to live with sHTG in the U.S. People living with sHTG are at risk of potentially life-threatening acute pancreatitis, or AP, (a painful inflammation of the pancreas) and atherosclerotic cardiovascular disease, or ASCVD. Reducing the risk of pancreatitis is a critically important reason to treat sHTG. Olezarsen is currently under review by the FDA. The agency has granted olezarsen priority review and set a PDUFA action date of June 30, 2026.

Our regulatory submission is based on the positive data from the broad development program for olezarsen that includes three Phase 3 studies supporting development for the treatment of sHTG: CORE, CORE2 and ESSENCE. The CORE and CORE2 studies met the primary endpoint across doses, with olezarsen demonstrating an up to 72% (p<0.001) placebo-adjusted mean reduction in fasting triglyceride levels at six months. The reductions were sustained through 12 months. Additionally at 12 months, 86% of olezarsen-treated patients achieved triglyceride levels less than 500 mg/dL, below the risk threshold for acute pancreatitis. Olezarsen also demonstrated a highly statistically significant 85% reduction in adjudicated acute pancreatitis events at 12 months (p<0.001). These results were based on a total of 22 events in 17 patients in the placebo group, compared to seven events in five patients in the olezarsen group. In an overall pooled analysis of the number of patients needed to treat, NNT, treating 20 patients with olezarsen is estimated to prevent one acute pancreatitis event over one year. In the highest risk group, patients with triglyceride levels greater than or equal to 880 mg/dL and a history of acute pancreatitis, treating four patients is estimated to prevent one event over one year. Olezarsen demonstrated favorable safety and tolerability at both dose levels in the studies.

The FDA granted Breakthrough Therapy designation to olezarsen as an adjunct to diet to reduce triglyceride (TG) levels in adults with severe hypertriglyceridemia.

As discussed above under “TRYNGOLZA” in the section titled, Our Marketed Medicines – Bringing Value to Patients Today, olezarsen is approved for the treatment of FCS.

Zilganersen (GFAP) – Zilganersen (formerly ION373) is an investigational RNA-targeted medicine we designed to inhibit the production of glial fibrillary acidic protein, or GFAP, that accumulates because of disease-causing variants in the GFAP gene. We are developing zilganersen as a potential treatment for people with genetically confirmed Alexander disease, or AxD. AxD is an ultra-rare, progressive and often fatal type of leukodystrophy, which are a group of genetic disorders that affect the brain’s white matter. AxD is estimated to occur in approximately one in one million to one in three million people worldwide and usually leads to death within 14 - 25 years after symptom onset. AxD can present throughout life as loss of independence and lack of ability to control muscles for swallowing, airway protection and purposeful movements. The impact of AxD can vary depending on factors like age of onset. Diagnosing AxD is based on a combination of clinical presentation, brain magnetic resonance imaging, or MRI, findings and genetic testing. There are no medicines approved for people with AxD, and current treatments focus on managing the symptoms of AxD. In January 2026, we submitted the zilganersen New Drug Application, or NDA, to the U.S. FDA. Additionally, we established an expanded access program, or EAP, for zilganersen in the U.S. for individuals aged two and older living with AxD, subject to certain inclusion and exclusion criteria.

Our regulatory submission of zilganersen is based on the positive data from the pivotal Phase 1-3 study we conducted in patients with AxD. Zilganersen 50 mg demonstrated statistically significant and clinically meaningful stabilization on the primary endpoint of gait speed as assessed by the 10-Meter Walk Test, or 10MWT, compared to control at week 61 (mean difference 33.3%, p=0.0412). Zilganersen also demonstrated consistent benefit in key secondary endpoints. In addition to achieving the primary endpoint, zilganersen demonstrated consistent favorable trends across key secondary endpoints, indicating evidence of slowed disease progression, stabilization or improvement. Key secondary endpoints include change from baseline in patients' self-identified Most Bothersome Symptom, or MBS, Score, Patient Global Impression of Severity, or PGIS, Score, Patient Global Impression of Change, or PGIC, Score and Clinician Global Impression of Change, or CGIC, Score. Zilganersen demonstrated favorable safety and tolerability in the study.

The FDA and EMA granted Orphan Drug designation to zilganersen. Additionally, the FDA granted Breakthrough Therapy, Fast Track and Rare Pediatric designations to zilganersen.

Obudanersen (UBE3A) – Obudanersen (formerly ION582) is an investigational RNA-targeted medicine we designed to inhibit the expression of the UBE3A antisense transcript, or UBE3A-ATS, and increase production of UBE3A protein, for the potential treatment of AS. AS is a rare, genetic neurological disease caused by the loss of function of the maternally inherited UBE3A gene. AS typically presents in infancy and is characterized by intellectual disability, balance issues, motor impairment, and debilitating seizures. Some patients are unable to walk or speak. Some symptoms can be managed with existing drugs; however, there are no approved disease modifying therapies.

We are conducting the ongoing placebo-controlled Phase 3 REVEAL study of obudanersen designed to assess the efficacy, safety and tolerability of obudanersen administered intrathecally in children and adults with AS who have a maternal UBE3A gene deletion or mutation. We are also conducting the ongoing open label Phase 1/2 study, HALOS, of obudanersen in patients with AS. In 2024, we presented positive results from the completed multiple ascending dose, or MAD, portion of the HALOS study in people with AS demonstrating consistent and encouraging clinical improvement on measures assessing all functional domains including communication, cognition and motor function. Obudanersen showed favorable safety and tolerability at all dose levels in the study. In 2025, we also presented positive 12- and 18-month long-term extension data from the HALOS study, which supports continued development.

The FDA and EMA granted Orphan Drug designations to obudanersen. Additionally, the FDA granted Breakthrough Therapy, Fast Track and Rare Pediatric designations to obudanersen.

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

Bepirovirsen (HBV) (GSK3228836) – Bepirovirsen is an investigational RNA-targeted medicine we designed to inhibit the production of viral proteins associated with hepatitis B virus, or HBV that can lead to CHB, potentially allowing a person’s immune system to regain control. Bepirovirsen inhibits the replication of viral DNA in the body, suppresses the level of hepatitis B surface antigen, or HBsAg, in the blood and stimulates the immune system to increase the chances of a durable and sustained response. CHB is a viral infection that can cause both acute and chronic liver disease. CHB occurs when the immune system is unable to clear the virus, resulting in long-lasting infection. It affects more than 250 million people and causes approximately 1.1 million deaths each year, largely due to complications such as cirrhosis and liver cancer. Many patients often require lifelong antiviral therapy for viral suppression; making functional cure a critical goal in disease management. Our partner, GSK, is responsible for ongoing development and commercialization of bepirovirsen worldwide.

In January 2026, we and GSK announced positive topline results from the B-Well 1 and B-Well 2 pivotal Phase 3 studies of bepirovirsen in patients with CHB. The B-Well studies met their primary endpoint of a statistically significant and clinically meaningful functional cure rate. Functional cure rates were significantly higher with bepirovirsen plus standard of care compared with standard of care alone. Results were statistically significant across all ranked endpoints, including in patients with baseline surface antigen (HBsAg) ≤1000 IU/ml where an even greater effect was demonstrated. The studies demonstrated an acceptable safety and tolerability profile consistent with what was reported in other studies.

The FDA, Center for Drug Evaluation, or CDE, of National Medical Products Administration, or NMPA, of China and Japanese Ministry of Health, Labour and Welfare, or MHLW, granted bepirovirsen Fast Track designation, Breakthrough Therapy designation and SENKU (formerly known as SAKIGAKE) designation, respectively, for the treatment of patients with CHB.

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

As discussed above under “WAINUA” in the section titled, Our Marketed Medicines – Bringing Value to Patients Today, eplontersen is approved in numerous countries for the treatment of the ATTRv-PN.

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

The FDA and CDE of NMPA of China granted pelacarsen Fast Track designation and Breakthrough Therapy, respectively, for the treatment of patients with elevated Lp(a) and established CVD.

Sefaxersen (IgAN) (RO7434656) – Sefaxersen (formerly IONIS-FB-LRx) is an investigational RNA-targeted medicine we designed to reduce the production of complement factor B, or FB, and to lower activation of the alternative complement pathway. Genetic association studies have shown that overaction of the alternative complement pathway has been associated with the development of several complement-mediated diseases, including immunoglobulin A nephropathy, or IgAN. IgAN is one of the most common causes of inflammation that impairs the filtering ability of kidneys and is an important cause of chronic kidney disease and kidney failure. Also known as Berger’s disease, IgAN is characterized by deposits of IgA in the kidneys, resulting in inflammation and tissue damage. Our partner, Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd, collectively Roche, is responsible for ongoing development and commercialization of sefaxersen worldwide.

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

Tofersen (SOD1) – As discussed above under “QALSODY” in the section titled, Our Marketed Medicines – Bringing Value to Patients Today, tofersen is being evaluated for treatment of presymptomatic individuals who have a SOD1 genetic mutation

Ulefnersen (FUS) – Ulefnersen is an investigational RNA-targeted medicine we designed to reduce the production of the fused in sarcoma, or FUS, protein to treat people with Amyotrophic lateral sclerosis, or ALS, caused by mutations in the FUS gene. Because antisense-mediated reduction of mutant FUS protein in a FUS-ALS mouse model demonstrated the ability to prevent motor neuron loss, it is hypothesized that reduction of FUS protein will reverse or prevent disease progression in FUS-ALS patients. FUS-ALS is a rare, fatal, neurodegenerative disorder characterized by muscle weakness, loss of movement, and difficulty breathing and swallowing, resulting in a severely declining quality of life and eventually death. Current treatment options are extremely limited, with no medicines that significantly slow disease progression. Our partner, Otsuka, is responsible for global regulatory and commercialization activities, and costs for ulefnersen.

In April 2021, we initiated the Phase 3 FUSION study of ulefnersen in patients with FUS-ALS designed to assess the efficacy, safety and tolerability of ulefnersen.

The FDA and EMA granted Orphan Drug designation to ulefnersen. The FDA also granted Fast Track designation to ulefnersen.

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

Our Technology

We have a rich history of discovering and developing life-changing medicines that target RNA – a molecule that carries out the genetic instructions encoded in people's DNA. Today, we are focused on harnessing advanced technology to create medicines that target and interact with both RNA and DNA to treat a variety of conditions, including prevalent cardiometabolic diseases, neurological conditions and rare diseases with few or no effective treatment options. Our recent technology advancements have enabled us to advance programs with the potential for extended dosing and delivery to new tissues, such as muscle. We have also added capabilities to utilize small interfering RNA, or siRNA, and potentially gene editing in addition to our novel antisense technology, which gives us the potential to deliver medicines to a greater number of people living with serious diseases.

Overview of Ionis’ Technology

The advanced technology behind our medicines leverages oligonucleotides – small sequences of modified RNA – to precisely target and interact with RNA and DNA. We achieve this precision by tapping into the same biology used to store and process information in the genetic code – our genes. Our technology enables us to change the function or expression of a gene in a highly specific and directed manner, which, in turn, can help address the root cause of a disease.

For example, a gene called TTR contains instructions to make TTR protein, which can accumulate in tissues and cause disease. We have designed eplontersen, an RNA medicine that seeks out, binds to and destroys TTR RNA, which significantly reduces the levels of the disease-causing TTR protein. Our technology can also increase or change the expression of a gene. For example, in SMA we have mitigated the deficiency in a critical protein called SMN with a medicine that changes the “instructions” in RNA. This modulation enabled the production of the SMN protein, thereby counteracting the root, genetic cause of the disease.

Emerging Technology Advancements

Our recent technology advancements have enabled us to create even more potent medicines amenable to new potential targets and tissue types. We have also diversified the approaches we can use in designing our medicines to reach more patients with severe diseases. Today our medicines and those entering our pipeline utilize our key technology advances, including MsPA backbone chemistry, Bicycle technology and Vect-Horus technology. And we now have the potential to use gene editing, which modifies DNA.

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

Bicycle Collaboration

In 2021, we entered into a collaboration with Bicycle Therapeutics that we expect can expand our LICA platform to target both skeletal and cardiac muscle, and potentially deliver medicines across the blood brain barrier. Bicycles are small, bicyclic peptides that have high affinity and selectivity for protein targets. Our collaboration with Bicycle allows us to utilize Bicycles that bind transferrin receptor 1 to facilitate the tissue specific delivery of oligonucleotide drugs (both antisense and siRNAs). Our first program utilizing Bicycle technology, ION826 (AZD4063), is being advanced by AstraZeneca and is currently in Phase 1 development.

Vect-Horus License Agreement

In 2023, we exclusively licensed Vect-Horus’ platform technology for systemic delivery of RNA-targeted therapeutics to potentially cross the blood-brain barrier and address targets in the central nervous system for a specified number of targets. This technology is derived from antibodies made by certain camelid species, which are smaller than normal human antibodies. We advanced our first program that utilizes this technology into preclinical development in 2025.

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

Collaborative Arrangements

We have established alliances with a number of leading global pharmaceutical companies. Our partners include the following companies, among others: AstraZeneca, Biogen, GSK, Novartis, Ono, Otsuka and Roche. Through our partnerships, we have earned both commercial revenue in the form of royalties and sales milestones and a broad and sustaining base of R&D revenue in the form of license fees, upfront payments and milestone payments. Below, we include the significant terms of our collaboration agreements. For additional details, including other financial information, refer to Part IV, Item 15, Note 4, Collaborative Arrangements and Licensing Agreements, in the Notes to the Consolidated Financial Statements.

AstraZeneca

WAINUA (Eplontersen) Collaboration

In 2021, we entered into a joint development and commercialization agreement with AstraZeneca to develop and commercialize eplontersen for the treatment of ATTR. The FDA approved eplontersen with the brand name, WAINUA, for ATTRv-PN, while the EC approved WAINUA for ATTRv-PN in the EU as WAINZUA. WAINUA is also approved in other markets, including the UK, Canada and China, with additional regulatory reviews underway. Under the agreement, we are jointly developing WAINUA with AstraZeneca worldwide for ATTRv-PN and ATTR cardiomyopathy, or ATTR-CM. We are jointly commercializing WAINUA with AstraZeneca in the U.S. We granted AstraZeneca exclusive rights to commercialize WAINUA outside the U.S.

The collaboration includes territory-specific development, commercial and medical affairs cost-sharing provisions. From inception through December 31, 2025, AstraZeneca was responsible for 55 percent of the costs associated with the ongoing global Phase 3 development program. After December 31, 2025, AstraZeneca is responsible for 75 percent and 87.5 percent of development costs in the U.S. and the rest of the world, respectively. AstraZeneca is responsible for the vast majority of the commercial and medical affairs costs in the U.S. and all costs associated with bringing WAINUA to market outside the U.S.

Over the term of the collaboration, we are eligible to receive an upfront payment, development and approval milestone payments and sales milestone payments. In addition, we are eligible to receive up to mid-20 percent royalties for sales in the U.S. and tiered royalties up to the high teens for sales outside the U.S.

We recognize royalties that we earn from WAINUA sales within commercial revenue in our consolidated statements of operations.

From inception through December 31, 2025, we have generated more than $615 million in payments under this collaboration, including regulatory milestone payments and revenue we earned from cost sharing provisions and royalties.

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

Over the term of the collaboration, we are eligible to receive an upfront payment, license fees, development milestone payments, regulatory milestone payments and sales milestone payments. In addition, we are eligible to receive tiered royalties up to 10 percent on net sales from any product that AstraZeneca successfully commercializes under this collaboration agreement. From inception through December 31, 2025, we have generated more than $420 million in payments under this collaboration.

Biogen

Marketed Medicines

SPINRAZA

In 2012, we entered into a collaboration agreement with Biogen to develop and commercialize SPINRAZA. We are receiving tiered royalties ranging from 11 percent to 15 percent on sales of SPINRAZA. Under our agreement, Biogen is responsible for global development, regulatory and commercialization activities and costs for SPINRAZA. From inception through December 31, 2025, we recognized more than $2.5 billion in total revenue under this collaboration, including more than $2.0 billion in revenue from SPINRAZA royalties and more than $425 million in R&D revenue.

We have exclusively in-licensed patents related to SPINRAZA from Cold Spring Harbor Laboratory and the University of Massachusetts. We pay Cold Spring Harbor Laboratory and the University of Massachusetts a low single digit royalty on net sales of SPINRAZA.

QALSODY

In 2018, Biogen exercised its option to license QALSODY from us. We are receiving tiered royalties ranging from 11 percent to 15 percent on net sales of QALSODY. Under our agreement, Biogen is responsible for global development, regulatory and commercialization activities and costs for QALSODY. Biogen is also evaluating QALSODY as a potential treatment for presymptomatic SOD1-ALS patients in the ongoing ATLAS study. From inception through December 31, 2025, we recognized more than $120 million in total revenue under this collaboration, including approximately $14 million in revenue from QALSODY royalties and $108 million in R&D revenue.

New antisense medicines for the treatment of SMA

In 2017, we entered into a collaboration agreement with Biogen to identify new antisense medicines for the treatment of SMA. In 2021, Biogen exercised its option to license salanersen (formerly ION306). Biogen is solely responsible for the costs and expenses related to the development, manufacturing and potential future commercialization of salanersen. We will receive development and regulatory milestone payments from Biogen if salanersen advances towards marketing approval.

Over the term of this collaboration, we are eligible to receive development, regulatory and sales milestone payments. In addition, we are eligible to receive tiered royalties from the mid-teens to mid-20 percent range on net sales from any product that Biogen successfully commercializes under this collaboration. From inception through December 31, 2025, we have generated $85 million in payments under this collaboration.

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

For each medicine under these collaborations, we are eligible to receive a license fee, development milestone payments and regulatory milestone payments. In addition, we are eligible to receive tiered royalties up to the 20 percent range on net sales from any products that Biogen successfully commercializes under these collaborations. We are currently advancing multiple programs under this collaboration. From inception through December 31, 2025, we have generated more than $1.3 billion in payments under these collaborations.

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

Over the term of the collaboration, we are eligible to receive an upfront payment, a license fee, development milestone payments, regulatory milestone payments and sales milestone payments if GSK successfully develops and commercializes bepirovirsen. In addition, we are eligible to receive tiered royalties ranging from 10 to 12 percent on net sales of bepirovirsen. From inception through December 31, 2025, we have generated more than $105 million in payments under the HBV program collaboration.

Novartis

Pelacarsen Collaboration

In 2017, we initiated a collaboration with Novartis to develop and commercialize pelacarsen for patients with elevated Lp(a) and cardiovascular disease, or CVD. Novartis is responsible for conducting and funding development and regulatory activities for pelacarsen, including a global Phase 3 cardiovascular outcomes study that Novartis initiated in 2019.

Over the term of the collaboration, we are eligible to receive an upfront payment, a license fee, a development milestone payment, regulatory milestone payments and sales milestone payments. We are also eligible to receive tiered royalties in the mid-teens to low 20 percent range on net sales of pelacarsen. From inception through December 31, 2025, we have generated more than $275 million in payments under this collaboration.

New Medicine for the Treatment of Lp(a)-Driven Cardiovascular Disease

In 2023, we entered into a collaboration and license agreement with Novartis for the discovery, development and commercialization of a novel medicine for patients with Lp(a)-driven CVD. In 2025, Novartis terminated this collaboration and license agreement. Prior to this, Novartis was solely responsible for the development, manufacturing and potential commercialization of the next generation Lp(a) medicine. From inception through December 31, 2025, we have generated more than $65 million in payments under this collaboration.

Ono

In March 2025, we entered into an agreement with Ono Pharmaceutical Co., Ltd., or Ono, to develop and commercialize sapablursen, an investigational RNA-targeted medicine for the potential treatment of polycythemia vera, a rare and potentially life-threatening hematologic disease. We are responsible for completing the Phase 2 IMPRSSION study of sapablursen, including the ongoing extension period. Ono is solely responsible for subsequent development, regulatory filings and commercialization of sapablursen.

Over the term of the collaboration, we are eligible to receive an upfront payment, development milestone payments, regulatory milestone payments and sales milestone payments. We are also eligible to receive royalties in the mid-teen percentage range on net sales. From inception through December 31, 2025, we have generated more than $285 million in payments under this collaboration.

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

Over the term of the collaboration, we are eligible to receive a license fee, development milestone payments, regulatory milestone payments and sales milestone payments. We are also eligible to receive tiered royalties from the high teens to 20 percent on net sales. From inception through December 31, 2025, we have generated approximately $140 million in payments under this collaboration.

Huntington’s Disease

In 2013, we entered into an agreement with Roche to develop treatments for Huntington’s disease, or HD, based on our antisense technology. Under the agreement, we discovered and developed tominersen, an investigational antisense medicine targeting HTT protein. We developed tominersen through completion of our Phase 1/2 clinical study in people with early-stage HD. In 2017, upon completion of the Phase 1/2 study, Roche exercised its option to license tominersen. As a result, Roche is responsible for all global development, regulatory and commercialization activities and costs for tominersen.

Over the term of the collaboration, we are eligible to receive a license fee, development milestone payments, regulatory milestone payments and sales milestone payments as tominersen advances. In addition, we are eligible to receive milestone payments for each additional medicine successfully developed. We are also eligible to receive tiered royalties up to the mid-teens on net sales of any product resulting from this collaboration. From inception through December 31, 2025, we have generated more than $150 million in payments under this collaboration.

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

In January 2026, Roche initiated a Phase 1 trial for an investigational medicine for the treatment of AD.

Over the term of the collaboration, we are eligible to receive an upfront payment, development milestone payments and sales milestone payments. In addition, we are eligible to receive tiered royalties up to the mid-teens on net sales. From inception through December 31, 2025, we have generated more than $65 million in payments under this collaboration.

Commercialization Partnerships

Otsuka

In December 2023, we entered into an agreement with Otsuka Pharmaceutical Co., Ltd., or Otsuka, to commercialize DAWNZERA in Europe. In the second quarter of 2024, we expanded the agreement to include commercialization rights for DAWNZERA in the Asia-Pacific region. We are responsible for the ongoing development of DAWNZERA.

In November 2024, we entered into an agreement with Otsuka to commercialize ulefnersen worldwide. We are responsible for the ongoing development of ulefnersen.

Over the term of the collaborations, we are eligible to receive upfront payments, regulatory milestone payments and sales milestone payments. In addition, we are eligible to receive tiered royalties up to 30 percent on net sales. From inception through December 31, 2025, we have generated more than $125 million in payments under these collaborations.

PTC Therapeutics

In August 2018, we entered into an exclusive license agreement with PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. Under the license agreement, we are eligible to receive royalties from PTC in the mid-20 percent range on net sales for each medicine. In December 2021 and September 2023, we started receiving royalties from PTC for TEGSEDI and WAYLIVRA sales, respectively. From inception through December 31, 2025, we have generated more than $70 million in payments under this collaboration.

Swedish Orphan Biovitrum AB (Sobi)

We began commercializing TEGSEDI and WAYLIVRA in Europe in January 2021 and TEGSEDI in North America in April 2021 through distribution agreements with Sobi. Under our agreements, we are responsible for supplying finished goods inventory to Sobi and Sobi is responsible for selling each medicine to the end customer. In exchange, we earn a distribution fee on net sales from Sobi for each medicine. In October 2023, our agreement for TEGSEDI in North America was terminated and we discontinued TEGSEDI in North America in 2024. In March 2025, we entered into an agreement with Sobi to commercialize TRYNGOLZA in countries outside of the U.S., Canada and China. From inception through December 31, 2025, we have generated more than $145 million in payments under this collaboration.

Theratechnologies

In December 2024, we entered into an agreement with Theratechnologies, Inc. to commercialize DAWNZERA and olezarsen in Canada. We are responsible for the ongoing development of DAWNZERA and olezarsen.

Technology Enhancement Collaborations

Bicycle Therapeutics

In 2020, we entered into a collaboration agreement with Bicycle Therapeutics and obtained an option to license its peptide technology that we expect can expand our LICA platform to target both skeletal and cardiac muscle, and potentially deliver medicines across the blood brain barrier. In 2021, we exercised our option to license Bicycle's technology. Our payment to Bicycle for licensing its technology included an equity investment in Bicycle. In addition, we will pay Bicycle milestone payments and royalties that are contingent on the achievement of certain development, regulatory and sales events.

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

Vect-Horus

In December 2023, we entered into a license agreement with Vect-Horus to provide us with a worldwide, exclusive license for a specified number of targets using Vect-Horus' technology for systemic delivery of RNA-targeted therapeutics that may cross the blood-brain barrier and address targets in the central nervous system. We will pay Vect-Horus milestone payments and royalties that are contingent on the achievement of certain development, regulatory and sales events.

Other Agreements

Alnylam Pharmaceuticals, Inc.

Under the terms of our agreement with Alnylam, each party licensed to the other party its early patent estate relating to oligonucleotide chemistry for specified uses (generally, single-stranded ASOs for us and siRNA for Alnylam). Additionally, in 2015, we and Alnylam entered into an alliance in which we exclusively cross-licensed rights to four therapeutic programs. Alnylam granted us an exclusive, royalty-bearing license to its chemistry, RNA targeting mechanism and target-specific intellectual property for oligonucleotides against four targets, including FXI and Apo(a) and two other targets. In exchange, we granted Alnylam an exclusive, royalty-bearing license to our chemistry, RNA targeting mechanism and target-specific intellectual property for oligonucleotides against four other targets.

Manufacturing

We manufacture most of the active pharmaceutical ingredients, or APIs, we use for our research and development, or R&D, activities ourselves. We have also manufactured API and commercial supply for our approved medicines. We have dedicated significant resources to develop ways to improve manufacturing efficiency and capacity. Since we can use variants of the same nucleotide building blocks and the same type of equipment to produce our oligonucleotide medicines, we found that the same techniques we used to efficiently manufacture one oligonucleotide medicine could help improve the manufacturing processes for our other medicines. By developing several proprietary chemical processes to scale up our manufacturing capabilities, we have greatly reduced the cost of producing oligonucleotide medicines. For example, we have significantly reduced the cost of raw materials through improved yields and process efficiencies, while at the same time increasing our capacity to make our medicines. Through both our internal research and development programs and collaborations with outside vendors, we may achieve even greater efficiency and further cost reductions.

Our manufacturing facility is located in a 26,800 square foot building in Carlsbad, California. We purchased this building in 2017. In addition, we have a 25,800 square foot building that houses support functions for our manufacturing activities. We lease this facility under a lease that has a term ending in October 2031. Our manufacturing facility is subject to periodic inspections by the FDA and foreign equivalents to ensure that it is operating in compliance with current Good Manufacturing Practices, or cGMP, requirements.

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

TRYNGOLZA/Olezarsen

For TRYNGOLZA’s commercial drug supply, we are using CMOs to produce API and finished goods for ourselves and Sobi.  For the ongoing olezarsen clinical studies, we and/or our CMOs have supplied the API and the finished drug product. We intend to leverage our relationships with CMOs to meet and maintain long-term commercial supply at competitive prices in the future. We plan to accomplish this through a combination of maintaining adequate levels of safety stock and increasing the batch sizes to support approved indications.

DAWNZERA

For DAWNZERA’s commercial drug supply, we are using CMOs to produce API and finished goods for ourselves and Otsuka. We intend to leverage our relationships with CMOs to meet and maintain long-term commercial supply at competitive prices in the future. We plan to accomplish this through maintaining adequate levels of safety stock.

WAINUA/Eplontersen

AstraZeneca is responsible for WAINUA's commercial drug supply. Our CMOs supplied the API and the finished drug product for WAINUA’s Phase 3 program. Pursuant to our collaboration with AstraZeneca, we will supply WAINUA using CMOs for the ongoing clinical trials.

SPINRAZA

Biogen is responsible for SPINRAZA drug supply.

QALSODY

Biogen is responsible for QALSODY drug supply.

TEGSEDI and WAYLIVRA

For TEGSEDI’s commercial drug supply, we are using CMOs to produce API and finished goods for Sobi and PTC. For WAYLIVRA’s commercial drug supply, we are using API that we have manufactured and CMOs to produce the finished goods.

Zilganersen

We and our CMOs have supplied the API and the finished drug product for zilganersen clinical supply. We intend to use the same supply chain for future commercial drug supply.

Ulefnersen

We and our CMOs have supplied the API and the finished drug product for ulefnersen that we believe will be sufficient through the completion of the Phase 3 programs. Our partner, Otsuka, will be responsible for future commercial drug supply.

Obudanersen

We supplied API and drug product for the obudanersen Phase 1 and Phase 2 programs and intend to continue to supply drug for the ongoing Phase 3 program and any further clinical programs.

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

Commercial Operations

We have established sales and marketing capabilities to support our commercial launches of TRYNGOLZA, DAWNZERA and WAINUA in the U.S. We began with our co-commercialization partnership with AstraZeneca for WAINUA in which we combine our experience in RNA-targeted therapeutics and deep knowledge of the TTR amyloidosis market with AstraZeneca's global scale in drug development and commercialization to enable market penetration for the benefit of patients.

We entered a new chapter as a fully integrated commercial-stage biotechnology company with our first independent commercial launch of TRYNGOLZA in December 2024. We have continued refining our portfolio strategy and recruiting experienced professionals with relevant backgrounds in sales, marketing, patient education, market access, portfolio planning and market insight, new product commercial strategy and commercial operations in the pharmaceutical industry. We are focused on developing a unique and innovative approach to bring our medicines to patients living with serious diseases. We have built core capabilities and a commercial platform with the ability to scale as needed to meet our current and future commercialization needs. In addition, we established our TRYNGOLZA, DAWNZERA and olezarsen (sHTG) field sales team and plan to build additional field teams as we approach each of our launches.

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

Marketed Products

TRYNGOLZA/Olezarsen and ApoC-III

We believe TRYNGOLZA (olezarsen) is protected from generic competition in the U.S. and Europe until at least 2034. Patent applications to protect TRYNGOLZA in other jurisdictions have been granted or are being pursued. The table below lists some key issued patents protecting TRYNGOLZA in the U.S. and Europe.

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
United States	9,163,239	COMPOSITIONS AND METHODS FOR MODULATING APOLIPOPROTEIN C-III EXPRESSION	2034	Composition of TRYNGOLZA
United States	9,593,333	MODULATION OF APOLIPOPROTEIN C-III (APOCIII) EXPRESSION IN LIPOPROTEIN LIPASE DEFICIENT (LPLD) POPULATIONS	2034	Methods of treating lipoprotein lipase deficiency with an apo-CIII specific inhibitor wherein triglyceride levels are reduced
United States	9,157,082	MODULATION OF APOLIPOPROTEIN CIII (APOCIII) EXPRESSION	2032	Methods of using apo-CIII antisense compounds for reducing pancreatitis and chylomicronemia and increasing HDL
United States	12,509,684	COMPOSITIONS AND METHODS FOR MODULATING APOLIPOPROTEIN C-III EXPRESSION	2034	Methods of treating FCS or hypertriglyceridemia by administering TRYNGOLZA
Europe	2991656	COMPOSITIONS AND METHODS FOR MODULATING APOLIPOPROTEIN C-III EXPRESSION	2034	Composition of TRYNGOLZA
Europe	2956176	MODULATION OF APOLIPOPROTEIN C-III (APOCIII) EXPRESSION IN LIPOPROTEIN LIPASE DEFICIENT (LPLD) POPULATIONS	2034	Methods of treating lipoprotein lipase deficiency with an apo-CIII specific inhibitor wherein triglyceride levels are reduced
Europe	3357497	MODULATION OF APOLIPOPROTEIN CIII (APOCIII) EXPRESSION	2032	Methods of using apo-CIII antisense compounds for reducing pancreatitis and chylomicronemia and increasing HDL
Europe	4119569	CONJUGATED ANTISENSE COMPOUNDS FOR USE IN THERAPY	2036	Methods of administering TRYNGOLZA at identified doses

Trademark

The name “TRYNGOLZA” is protected by trademarks throughout the world.

DAWNZERA and PKK

We believe DAWNZERA is protected from generic competition in the U.S. and Europe until at least 2035. Patent applications to protect DAWNZERA in other jurisdictions have been granted or are being pursued. The table below lists some key issued patents protecting DAWNZERA in the U.S. and Europe.

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
United States	9,315,811	METHODS FOR MODULATING KALLIKREIN (KLKB1) EXPRESSION	2032	Methods of treating HAE
Europe	2717923	METHODS FOR MODULATING KALLIKREIN (KLKB1) EXPRESSION	2032	Compounds for use in treating an inflammatory condition, including HAE
United States	10,294,477	COMPOSITIONS AND METHODS FOR MODULATING PKK EXPRESSION	2035	Composition of DAWNZERA
Europe	3137091	COMPOSITIONS AND METHODS FOR MODULATING PKK EXPRESSION	2035	Composition of DAWNZERA

Trademark

The name "DAWNZERA" is protected by trademarks throughout the world.

WAINUA/WAINZUA/Eplontersen and Transthyretin

Patents

We believe WAINUA/WAINZUA (eplontersen) is protected from generic competition in the U.S. and Europe until at least 2034. Patent applications to protect WAINUA/WAINZUA in other jurisdictions are being pursued. The table below lists some key issued patents protecting WAINUA/WAINZUA in the U.S. and Europe:

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
United States	10,683,499	COMPOSITIONS AND METHODS FOR MODULATING TTR EXPRESSION	2034	Composition of WAINUA
Europe	3524680	COMPOSITIONS AND METHODS FOR MODULATING TTR EXPRESSION	2034	Composition of WAINUA

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

QALSODY and SOD-1

Patents

We believe QALSODY is protected from generic competition in the U.S. and Europe until at least 2035. Patent applications to protect QALSODY in other jurisdictions have been granted or are being pursued. With Biogen’s license of QALSODY, we assigned our interest in these patents to Biogen. The table below lists some key issued patents protecting QALSODY in the U.S. and Europe:

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

Late-Stage Ionis-Owned Programs

Zilganersen and GFAP

We believe zilganersen is protected from generic competition in the U.S. and Europe until at least 2041. The table below lists key issued patents protecting zilganersen in the U.S. and Europe:

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
United States	11,786,546	COMPOUNDS AND METHODS FOR MODULATING GFAP	2041	Composition of zilganersen
Europe	3956450	COMPOUNDS AND METHODS FOR MODULATING GFAP	2040	Composition of zilganersen

Obudanersen and UBE3A

We believe obudanersen is protected from generic competition in the U.S. and Europe until at least 2040. Patent applications to protect obudanersen in other jurisdictions have been granted or are being pursued. The table below lists key issued patents protecting obudanersen in the U.S. and Europe:

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
United States	11,261,446	COMPOUNDS AND METHODS FOR MODULATING UBE3A-ATS	2040	Composition of obudanersen
Europe	3947684	COMPOUNDS AND METHODS FOR MODULATING UBE3A-ATS	2040	Composition of obudanersen
United States	9,617,539	MODULATION OF UBE3A-ATS EXPRESSION	2033	Methods of treating Angelman syndrome with an antisense compound targeting a region of UBE3A-ATS
Europe	3770258	MODULATION OF UBE3A-ATS EXPRESSION	2033	Oligonucleotides complementary to a region of UBE3A-ATS for use in treating Angelman syndrome

Late-Stage Partnered Programs

Bepirovirsen and Hepatitis B Virus

We believe bepirovirsen is protected from generic competition in the U.S. and Europe until at least 2032. Patent applications to protect bepirovirsen in other jurisdictions have been granted for are being pursued. With GSK’s license of bepirovirsen, we assigned our interest in these patents to GSK. The table below lists some key issued patents protecting bepirovirsen in the U.S. and Europe:

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
United States	8,642,752	MODULATION OF HEPATITIS B VIRUS (HBV) EXPRESSION	2032	Composition of bepirovirsen
Europe	3505528	MODULATION OF HEPATITIS B VIRUS (HBV) EXPRESSION	2032	Composition of bepirovirsen

Pelacarsen and Apo(a)

We believe pelacarsen is protected from generic competition in the U.S. and Europe until at least 2034. Patent applications to protect pelacarsen in other jurisdictions have been granted or are being pursued. The table below lists some key issued patents protecting pelacarsen in the U.S. and Europe:

Jurisdiction	Patent No.	Title	Expiration	Description of Claims
United States	9,574,193	METHODS AND COMPOSITIONS FOR MODULATING APOLIPOPROTEIN (A) EXPRESSION	2033	Methods of lowering Apo(a) and/or Lp(a) levels with an oligonucleotide complementary within the nucleotide region of Apo(a) targeted by pelacarsen
United States	10,478,448	METHODS AND COMPOSITIONS FOR MODULATING APOLIPOPROTEIN (A) EXPRESSION	2033	Methods of treating hyperlipidemia with an oligonucleotide complementary within the nucleotide region of Apo(a) targeted by pelacarsen
United States	9,884,072	METHODS AND COMPOSITIONS FOR MODULATING APOLIPOPROTEIN (A) EXPRESSION	2033	Oligonucleotides complementary within the nucleotide region of Apo(a) targeted by pelacarsen
Europe	2855500	METHODS AND COMPOSITIONS FOR MODULATING APOLIPOPROTEIN (A) EXPRESSION	2033	Oligonucleotides complementary within the nucleotide region of Apo(a) targeted by pelacarsen for decreasing Apo(a) expression
United States	9,181,550	COMPOSITIONS AND METHODS FOR MODULATING APOLIPOPROTEIN (a) EXPRESSION	2034	Composition of pelacarsen
United States	12,291,709	COMPOSITIONS AND METHODS FOR MODULATING APOLIPOPROTEIN (a) EXPRESSION	2034	Methods of administering pelacarsen
Europe	2992009	COMPOSITIONS AND METHODS FOR MODULATING APOLIPOPROTEIN (a) EXPRESSION	2034	Composition of pelacarsen

Sefaxersen and Factor B

We believe sefaxersen is protected from generic competition in the U.S. and Europe until at least 2035. Patent applications to protect sefaxersen in other jurisdictions are being pursued. The table below lists some key issued patents protecting sefaxersen in the U.S. and Europe:

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

Ulefnersen and FUS

We believe ulefnersen will be protected from generic competition in the U.S. and Europe until at least 2040. The table below lists a key pending patent application designed to protect ulefnersen in the U.S. and a key issued patent protecting ulefnersen in Europe:

Jurisdiction	Patent Application No.	Title	Expiration	Description of Claims
United States	17/613,183	COMPOUNDS AND METHODS FOR REDUCING FUS EXPRESSION	2040	Composition of ulefnersen
Europe	3976791	COMPOUNDS AND METHODS FOR REDUCING FUS EXPRESSION	2040	Composition of ulefnersen

Platform IP

In addition to the IP that provides exclusivity for specific products, we also pursue IP that provides exclusivity for our core technology more generally. Our core technology patents include claims to chemically modified oligonucleotides as well as designs utilizing these chemical modifications. Because these core claims are independent of specific therapeutic target, nucleic acid sequence, or clinical indication, they may reach several products.

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

LIgand-Conjugated Antisense (LICA) Technology

We also have patent claims to chemistries created to enhance targeting of antisense medicines to specific tissues and cells to improve a drug’s properties. We designed our GalNAc LIgand-Conjugated Antisense, or LICA, medicines to provide an increase in potency for targets in the liver. We have successfully obtained issued patent claims covering our LICA technology conjugated to any modified oligonucleotide, including gapmers, double-stranded siRNA compounds, and fully modified oligonucleotides. The following patents are some examples of our issued patents in this category:

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

The FDA must approve any new medicine or new indication before a manufacturer can market it in the U.S. To obtain approval, we and our partners must complete clinical studies and prepare and submit an NDA or supplemental NDA to the FDA. When the FDA approves a medicine, it will issue an approval letter authorizing commercial marketing of the medicine and may require a risk evaluation and mitigation strategy, or REMS, to help ensure the benefits of the medicine outweigh the potential risks. The requirements for REMS can materially affect the potential market and profitability of our medicines. In foreign jurisdictions, the drug approval process is similarly demanding.

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

In the U.S., recent health reform measures have resulted in reductions in Medicare and other healthcare funding, and there have been several recent U.S. Congressional inquiries, legislation and executive orders designed to, among other things, reduce drug prices, increase competition (including by enhancing support for generic and biosimilar drugs), lower out-of-pocket drug costs for patients, curtail spread pricing practices by pharmacy benefit managers, and foster scientific innovation to promote better health care and improved health. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, substantially changed the way healthcare is financed by both governmental and private insurers and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been amendments and judicial, Congressional and executive branch challenges to certain aspects of the Affordable Care Act, as well as efforts to repeal or replace certain aspects of the Affordable Care Act. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand or revenue for our commercial medicines and our medicines in development.

There has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in efforts to bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for medicines. For example, in August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law, which includes key actions aimed at reducing the costs of prescription drugs and allows the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain single-source drugs covered under Medicare and establish a price cap on such drugs, known as the Maximum Fair Price. There are important exemptions to the Maximum Fair Price, including for medications that are orphan drug designated and approved for only one rare disease, and drugs with low Medicare spend as defined by the Centers for Medicare & Medicaid Services, or CMS. The IRA, among other things, (1) directed HHS to negotiate, through a negotiation program, the price of certain single-source drugs and biologics that have been on the market for at least seven years covered under Medicare, or the Medicare Drug Price Negotiation Program, and (2) imposed rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Each year, up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

The current U.S. Presidential administration is pursuing policies to reduce regulations and expenditures across government agencies, including at HHS, the FDA, CMS, and other related agencies, with a particular focus on most favored nation pricing equal to or lower than those paid in other developed nations. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose additional policy changes that create uncertainty for our business. For example, in furtherance of the administration’s drug pricing initiatives, in December 2025, CMS issued proposed rules that, if finalized, would implement new mandatory and voluntary payment models to implement a most favored nation rebate model. These models are referred to as the GLOBE Model, GUARD Model and GENEROUS Model. At this time, it remains unclear whether the proposed models will be finalized and, if so, whether any changes will be made prior to their implementation.

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

Other Healthcare Laws

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

Numerous regulatory authorities in addition to the FDA, including, in the U.S., CMS, other divisions of the HHS, the U.S. Department of Justice, and similar foreign, state and local government authorities, regulate sales, promotion and other activities following drug approval. As described above, the FDA regulates all advertising and promotion activities for drugs under its jurisdiction both prior to and after approval. Only those claims relating to safety and efficacy that the FDA has approved may be used in labeling. Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested and that the FDA approved. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers’ pre-approval communications and communications regarding off-label uses. If we do not comply with applicable FDA requirements, we may face adverse publicity, enforcement action by the FDA, including corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA. Promotion of off-label uses of drugs can also implicate the false claims laws described below.

In the U.S., sales, marketing and scientific/educational programs must also comply with various federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Moreover, healthcare reform legislation has strengthened certain of these laws. For example, the Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes to clarify that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act clarifies that the government may assert that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal false claims statutes. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment, to third-party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our drugs may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal, civil and administrative sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also can be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called “responsible corporate officer” doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing.

Other healthcare laws that may affect our ability to operate include, for example, the following:

●    The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which imposes requirements relating to the privacy, security and transmission of individually identifiable health information on certain health care providers, health care clearinghouses, and health plans, known as covered entities, and their covered subcontractors, known as business associates;
●    HIPAA also created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;
●    Foreign and state laws governing the privacy and security of health information, such as the General Data Protection Regulation, or GDPR, in the EU and UK; and the California Consumer Privacy Act, or CCPA, in California, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect;
●    The Physician Payments Sunshine Act, which requires certain manufacturers of medicines, devices, biologics, and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare providers (such as physician assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and
●    Foreign laws requiring reporting on transfers of value to physicians, which may differ from those in the U.S.

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

As discussed above, both the federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare, which may impact these laws. Further, such laws may be subject to future amendments, updated guidance or varying interpretations.

The Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits certain individuals and entities, including us, from promising, paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, directly or indirectly, to obtain or retain business or an improper advantage. The FCPA also requires publicly traded companies to maintain accurate books and records and establish and maintain a system of internal accounting controls. If we violate the FCPA, it could result in large civil and criminal penalties as well as have an adverse effect on our reputation, operations, and financial condition. We could also face collateral consequences such as debarment and the loss of export privileges. In addition, in many other countries, the healthcare providers who conduct clinical trials or prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, any dealings with these prescribers and purchasers may be subject to regulation under the FCPA. There is no certainty that all employees and third-party business partners (including our contract research organizations, contract manufacturing organizations, distributors, wholesalers, agents, contractors and other partners) will comply with the FCPA or local anti-bribery laws. Importantly, we do not control the actions of contract manufacturers and other third-party agents, although we may be liable for their actions.

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

Marketed Medicines

TRYNGOLZA/Olezarsen and WAYLIVRA

We believe that the following medicines could compete with TRYNGOLZA/olezarsen and WAYLIVRA in FCS and sHTG:

Medicine	Company	Medicine Description(1)	Phase(1)	Route of Administration(1)
Redemplo (Plozasiran)	Arrowhead Pharmaceuticals	Targets APOCIII by utilizing Targeted RNAi Molecule Platform	Approved in U.S. for FCS, under review in the EU for FCS, Phase 3 sHTG	Subcutaneous Injection
Pegozafermin	Roche	FGF21 analog	Phase 3 sHTG	Subcutaneous Injection
NST-1024	NorthSea Therapeutics	CETP Inhibitor	Phase 2 sHTG	Oral
Solbinsiran	Eli Lilly	ANGPTL3 inhibitor; siRNA	Phase 2 sHTG	Subcutaneous Injection

(1)   Taken from public documents including respective company press releases, company presentations, and scientific presentations.

DAWNZERA

We believe that the following medicines could compete with DAWNZERA as a prophylactic treatment for patients with HAE:

Medicine	Company	Medicine Description(1)	Phase(1)	Route of Administration(1)
Takhzyro (lanadelumab-flyo)	Takeda	A monoclonal antibody that inhibits plasma kallikrein activity	Approved for HAE patients two years and older	Subcutaneous Injection
Cinryze (C1 esterase inhibitor)	Takeda	A human plasma protein that mediates inflammation and coagulation	Approved for HAE patients six years and older	Intravenous Infusion
Orladeyo (berotralstat)	BioCryst	Oral plasma kallikrein inhibitor	Approved for HAE patients 12 years and older	Oral
Andembry (Garadacimab)	CSL Behring	An anti-factor XIIa monoclonal antibody	Approved for HAE patients 12 years and older	Subcutaneous Injection
Haegarda (C1 esterase inhibitor)	CSL Behring	C1 esterase inhibitor	Approved for HAE patients 6 years and older	Subcutaneous Injection
Deucrictibant	Pharvaris	An oral B2-receptor antagonist	Phase 3	Oral
Lonvoguranziclumeran (lonvo-z) (NTLA-2002)	Intellia	CRISPR therapeutic candidate designed to inactivate the kallikrein B1 gene	Phase 3	Intravenous Infusion
STAR-0215 (Navenibart)	Astria/BioCryst	A monoclonal antibody inhibitor of plasma kallikrein	Phase3	Subcutaneous Injection
ADX-324	ADARx	An siRNA designed to reduce the product of PKK	Phase 3	Subcutaneous Injection
BW-20805	Argo	An siRNA designed to reduce the product of PKK	Phase 2	Subcutaneous Injection

(1)   Taken from public documents including respective company press releases, company presentations, and scientific presentations.

WAINUA/Eplontersen and TEGSEDI

We consider the following medicines as competitors and potential future competitors to WAINUA/eplontersen and TEGSEDI for ATTRv-PN and/or ATTR-CM:

Medicine	Company	Medicine Description(1)	Phase(1)	Route of Administration(1)
Onpattro (Patisiran)	Alnylam	An RNAi medicine formulated with lipid nanoparticles to inhibit TTR mRNA	Approved in U.S., EU, Japan and select other markets for ATTRv-PN	Intravenous Infusion
Vyndaqel/Vyndamax (Tafamidis and tafamidis meglumine)	Pfizer	A small molecule medicine to stabilize TTR protein	Approved in EU, Japan and select other markets for ATTRv-PN (not approved in the U.S.); ATTR-CM approved in the U.S., EU and other geographies	Oral
Amvuttra (Vutrisiran)	Alnylam	An RNAi medicine conjugated with GalNAc to inhibit TTR mRNA	Approved for ATTRv-PN and ATTR-CM in the U.S., EU and Japan	Subcutaneous Injection
Attruby (Acoramidis)	BridgeBio	Small molecule that binds and stabilizes TTR in the blood	Approved in U.S., EU and Japan for ATTR-CM	Oral
NTLA-2001 (Nexiguran Ziclumeran (nex-z))	Intellia/ Regeneron	CRISPR therapeutic candidate designed to reduce circulating TTR protein levels	Phase 3 ATTR-CM, Phase 3 ATTRv-PN	Intravenous Infusion
Cliramitug (ALXN2220)	AstraZeneca	A monoclonal IgG1 which acts by depleting TTR protein	Phase 3 ATTR-CM	Intravenous Infusion
Coramitug (NNC6019-0001)	Novo Nordisk	A monoclonal antibody to deplete amyloid	Phase 3 ATTR-CM	Intravenous Infusion
Nucresiran	Alnylam	Third generation RNAi TTR therapy	Phase 3 ATTR-CM	Subcutaneous Injection

(1)   Taken from public documents including respective company press releases, company presentations, and scientific presentations.

SPINRAZA

We consider the following medicines as competitors to SPINRAZA for the indication of SMA:

Medicine	Company	Medicine Description(1)	Phase(1)	Route of Administration(1)
Zolgensma (Onasemnogene abeparvovec)	Novartis	Gene therapy targeting the genetic root cause of SMA by replacing the missing or nonworking SMN1 gene	Approved for pediatric SMA patients less than 2 years of age	Intravenous Infusion
Evrysdi (Risdiplam)	Roche	A small molecule medicine that modulates splicing of the SMN2 gene	Approved for SMA in pediatric and adult patients	Oral
Itvisma (Onasemnogene abeparvovec)	Novartis	Gene therapy targeting the genetic root cause of SMA by replacing the missing or nonworking SMN1 gene	Approved for SMA in pediatric and adult patients	Intrathecal Injection

(1)   Taken from public documents including respective company press releases, company presentations, and scientific presentations.

QALSODY

We believe that the following medicine could compete with QALSODY in SOD1-ALS:

Medicine	Company	Medicine Description(1)	Phase(1)	Route of Administration(1)
AP-101	Neurimmune (AL-S Pharma) / Lilly	A human derived antibody targeting misfolded SOD1	Phase 2	Intravenous Infusion

(1)   Taken from public documents including respective company press releases, company presentations, and scientific presentations.

Late-Stage Ionis-Owned Programs

Zilganersen

We are not aware of any medicines in clinical development for AxD other than zilganersen.

Obudanersen

We believe that the following medicines could compete with obudanersen in Angelman syndrome:

Medicine	Company	Medicine Description(1)	Phase(1)	Route of Administration(1)
Apazunersen (GTX-102)	Ultragenyx	An ASO designed to inhibit expression of UBE3A-ATS	Phase 3	Intrathecal
Rugonersen	Oak Hill Bio / Roche	A locked nucleic acid that targets UBE3A gene	Phase 3	Intrathecal
Alogabat	Roche	A small molecule that is GABA A alpha 5 receptor modulator	Phase 2	Oral
NNZ-2591	Neuren	A small molecule, cGP analog, that targets IGF-1	Phase 2	Oral
MVX-220	MavriX Bio	Hu68AAV gene therapy designed to deliver the human UBE3A gene to neurons	Phase 1/2	Intra Cisterna Magna Injection

(1)   Taken from public documents including respective company press releases, company presentations, and scientific presentations.

Late-Stage Partnered Programs

Bepirovirsen

We believe that the following medicines could compete with bepirovirsen in HBV:

Medicine	Company	Medicine Description(1)	Phase(1)	Route of Administration(1)
Elebsiran (VIR-2218)	Vir Biotech / Alnylam	RNAi therapeutic to reduce HBV viral antigens	Phase 2	Subcutaneous Injection
Imdusiran (AB-729)	Arbutus Biopharma	RNAi therapeutic to reduce HBV viral antigens	Phase 2	Subcutaneous Injection
Tobevibart (VIR-3434)	Vir Biotech	Monoclonal antibody neutralizing hepatitis B virus	Phase 2	Subcutaneous Injection
Selgantolimod	Gilead Sciences	Toll-like receptor 8 agonist	Phase 2	Oral
REP 2139-Mg	Replicor Inc.	Nucleic acid polymer that blocks the assembly of subviral particles (SVPs) in hepatocytes	Phase 2	Intravenous Infusion / Subcutaneous Injection
VTP-300	Barinthus Bio	Antigen-specific immunotherapy	Phase 2	Intramuscular Injection
BRII-179	Brii Biosciences	Recombinant protein-based immunotherapy	Phase 2	Intramuscular Injection
Pevifoscorvir sodium (ALG-000184)	Aligos	Capsid assembly modulator (CAM-E)	Phase 2	Oral
AHB-137	AusperBio	Antisense oligonucleotide targeting HBV RNA	Phase 3 (China)	Subcutaneous Injection

(1)   Taken from public documents including respective company press releases, company presentations, and scientific presentations.

Pelacarsen

We believe that the following medicines could compete with pelacarsen in CVD in patients with elevated Lp(a):

Medicine	Company	Medicine Description(1)	Phase(1)	Route of Administration(1)
Olpasiran	Amgen/ Arrowhead	RNAi therapeutic designed to lower Lp(a)	Phase 3	Subcutaneous Injection
Lepodisiran	Eli Lilly	RNAi therapeutic designed to lower Lp(a)	Phase 3	Subcutaneous Injection
Muvalaplin	Eli Lilly	Small molecule therapy to lower Lp(a)	Phase 3	Oral
DII235	Argo Biopharmaceutical	RNAi therapeutic designed to lower Lp(a)	Phase 3 ready	Subcutaneous Injection
Zerlasiran	Silence	RNAi therapeutic designed to lower Lp(a)	Phase 2	Subcutaneous Injection
Obicetrapib	NewAmsterdam Pharma	CETP inhibitor	Phase 2	Oral

(1)   Taken from public documents including respective company press releases, company presentations, and scientific presentations.

Sefaxersen

We believe that the following medicines could compete with sefaxersen in IgAN:

Medicine	Company	Medicine Description(1)	Phase(1)	Route of Administration(1)
Tarpeyo (budesonide)	Asahi Kasei (Calliditas)	A corticosteroid indicated to reduce proteinuria in adults with primary IgAN	Approved to slow kidney-function decline in adults with IgAN	Oral
Filspari (Sparsentan)	Travere	An endothelin & angiotensin II receptor antagonist to reduce proteinuria in adults with primary IgAN	Approved to slow kidney-function decline in adults with IgAN	Oral
Fabhalta (Iptacopan)	Novartis (Chinook)	A factor B inhibitor of the alternative complement pathway	Approved to reduce proteinuria in adults with IgAN	Oral
Vanrafia (Atrasentan)	Novartis (Chinook)	An endothelin A receptor antagonist	Approved to reduce proteinuria in adults with IgAN	Oral
Voyxact (Sibeprenlimab)	Otsuka (Visterra)	A humanized IgG2 monoclonal antibody that inhibits APRIL	Approved to reduce proteinuria in adults with IgAN	Subcutaneous Injection
Zigakibart	Novartis (Chinook)	An anti-APRIL monoclonal antibody	Phase 3 (IgAN)	Subcutaneous Injection
Atacicept	Vera	A recombinant fusion protein a dual inhibitor of BLyS and APRIL	Phase 3 (IgAN)	Subcutaneous Injection
Ravulizumab	Alexion (AstraZeneca)	A humanized monoclonal antibody to complement factor 5	Phase 3 (IgAN)	Subcutaneous Injection
Povetacicept	Vertex (Alpine)	A dual BAFF and APRIL inhibitor	Phase 3 (IgAN)	Intravenous Infusion / Subcutaneous Injection
Telitacicept	RemeGen	A dual BAFF and APRIL inhibitor	Phase 3 (IgAN)	Subcutaneous Injection
Felzartamab	Biogen (Hi-Bio)	A monoclonal antibody directed against CD38	Phase 3 (IgAN)	Intravenous Infusion
Mezagitamab	Takeda	anti-CD38 IgG1 monoclonal antibody	Phase 3	Subcutaneous Injection
WAL0921	Walden Biosciences	uPAR antagonist monoclonal antibody	Phase 2	Intravenous Infusion

(1)   Taken from public documents including respective company press releases, company presentations, and scientific presentations.

Ulefnersen

We are not aware of any medicines in clinical development for FUS-ALS other than ulefnersen.

Corporate Responsibility Initiatives

We believe operating responsibly and sustainably creates long-term value for our company and our stakeholders. We recognize the importance of Corporate Responsibility, or CR, and Environmental, Social and Governance, or ESG, initiatives as it relates to our business strategy and risk assessment. We continue to evolve our CR program and established three strategic CR pillars and associated goals to guide our approach and provide a framework for reporting on our performance.

We began reporting on CR metrics in 2021 and have continued to expand disclosure since then. In 2025, we reported progress on our CR goals aligned to the three strategic CR pillars that we believe are most important to our business:

Ionis Corporate Responsibility Strategic Pillars

Innovate to improve the lives of people with serious diseases	Empowering our employees and communities	Operating responsibly and sustainably
We innovate across the business and work tirelessly to discover, develop and deliver important new medicines for people with serious diseases.	We are committed to fostering an inclusive culture that drives excellence, embraces diversity, and supports our communities.	We operate with integrity to help create a better, more sustainable future for all through environmental stewardship and responsible business practices and stakeholder interactions.
● Innovation and R&D ● Access and Affordability ● Patient Advocacy and Engagement	● Workplace Culture, Talent Attraction and Development ● Inclusion and Belonging ● Social Impact and Community Engagement	● Environmental Sustainability ● Governance and Integrity ● Data Privacy and Cybersecurity

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

We continue to share progress on our CR goals and more details on our initiatives in our 2025 CR Report, which we expect to publish in April 2026 and will be available on our website. Nothing in the report or on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Employees and Human Capital

As of February 19, 2026, we employed 1,402 people, the vast majority of whom reside in the U.S. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Our average employee turnover rate in 2025 was 7 percent, while the turnover for life sciences and medical device companies over this period was 20 percent according to a survey published by Radford – an Aon Hewitt Company. Given the uniqueness and complexity of our technology, it is critical to retain the knowledge and experience of outstanding long service employees. The experience and seniority of our employees is as critical to our future success as it has been to the success we have enjoyed to date.

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

Our 2025 pay equity analysis confirmed that compensation for employees performing the same or similar work shows no statistically significant differences based on gender, ethnicity, race or age.

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

We have historically relied on third parties to commercialize our marketed medicines and have limited experience as a company in commercializing medicines. We currently have two independently launched medicines, TRYNGOLZA and DAWNZERA, and we expect to independently launch additional medicines in the near future. Any failure to effectively commercialize our medicines, including our failure to allocate resources to our commercial launches efficiently or timely, could adversely impact the revenue we generate from our medicines. If the commercialization of our independently launched medicines and future sales of such are less successful than anticipated by us or our investors or securities analysts, our stock price could decline and our business may be harmed.

We will have to continue to invest significant financial and management resources to build and maintain the infrastructure required to successfully commercialize our medicines. We will need to establish and maintain effective sales teams for each of our independently launched medicines and there are significant risks involved in managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. We must also continue to scale-up existing internal support functions to aid our commercialization efforts, which  will need to work effectively in coordination with new commercial functional areas. Any failure to establish or maintain an effective commercialization infrastructure, including our sales, marketing, market access, distribution, and related capabilities, scale-up our existing support functions, or effectively integrate new functional areas, could adversely affect our ability to successfully commercialize our medicines.
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

The proximity of our current and planned independent launches could increase the likelihood that the risks set forth above will occur.

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

If government or other third-party payers fail to provide adequate coverage and payment rates for our medicines, including our commercial medicines and our medicines in development, or if healthcare reform measures increase our costs, decrease our sales, or negatively impact reimbursement for our products, our revenue will be limited.

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

Further, we believe that future coverage, reimbursement and pricing will likely be subject to increased restrictions both in the U.S. and in international markets. In the U.S., recent health reform measures have resulted in reductions in Medicare and other healthcare funding, and there have been several recent U.S. Congressional inquiries, legislation and executive orders designed to, among other things, reduce drug prices, increase competition (including by enhancing support for generic and biosimilar drugs), lower out-of-pocket drug costs for patients, curtail spread pricing practices by pharmacy benefit managers, and foster scientific innovation to promote better health care and improved health. For example, the Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been amendments and judicial, Congressional and executive branch challenges to certain aspects of the Affordable Care Act, as well as efforts to repeal or replace certain aspects of the Affordable Care Act. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand or revenue for our commercial medicines and our medicines in development.

In addition, the Inflation Reduction Act of 2022, or the IRA, includes key actions aimed at reducing the costs of prescription drugs and allows HHS to negotiate the price of certain single-source drugs covered under Medicare and establish a price cap on such drugs. The IRA, among other things, (1) directed HHS to negotiate the price of certain single-source drugs and biologics that have been on the market for at least seven years covered under Medicare, or the Medicare Drug Price Negotiation Program, and (2) imposed rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Each year, up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

The current U.S. Presidential administration is pursuing policies to reduce regulations and expenditures across government agencies, including at HHS, the FDA, CMS, and other related agencies, with a particular focus on most favored nation pricing equal to or lower than those paid in other developed nations. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose additional policy changes that create uncertainty for our business. For example, in furtherance of the administration’s drug pricing initiatives, in December 2025, CMS issued proposed rules that, if finalized, would implement new mandatory and voluntary payment models to implement a most favored nation rebate model. These models are referred to as the GLOBE Model, GUARD Model and GENEROUS Model. At this time, it remains unclear whether the proposed models will be finalized and, if so, whether any changes will be made prior to their implementation. These and other recent actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. Our competitors engage in drug discovery throughout the world, are numerous, and include, among others, major pharmaceutical companies and specialized biopharmaceutical firms. In addition, other companies are engaged in developing RNA-targeted technology. Our competitors may, among other things, relative to our medicines or medicines in development:

●    develop safer or more effective products;
●    develop less costly products;
●    receive more favorable reimbursement coverage;
●    implement more effective approaches to sale and marketing;
●    develop products that are more convenient to use than our medicines;
●    have access to increased manufacturing capacity;
●    obtain regulatory approval for products more quickly; or
●    establish superior intellectual property positions.

These competitive advantages could make our medicines, including our commercial medicines and our medicines in development, obsolete or non-competitive.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization in certain geographic markets of products against targets that are also targets of products in our development pipeline or of medicines we are commercializing. For example:

●    TRYNGOLZA faces competition in FCS from a commercial competitor and, if approved for sHTG, could face competition from commercial competitors in the future;
●    DAWNZERA faces competition from several commercial competitors, including an oral product, and could face competition from additional commercial competitors in the future;
●    WAINUA faces competition in ATTRv-PN from numerous competitors, including an oral product, and, if approved for ATTR-CM, would face competition from several commercial competitors, including an oral product, and could face competition from additional commercial competitors in the future;
●    SPINRAZA faces competition from both a gene therapy product and an oral product for the treatment of SMA. Biogen has in the past disclosed that SPINRAZA revenue decreased due to a reduction in demand as a result of increased competition and that future sales of SPINRAZA may be adversely affected by competing products;
●    QALSODY could face competition from a commercial competitor in the future; and
●    Obudanersen, if approved, could face competition from commercial competitors in the future, including oral products.

For details regarding medicines that compete or may compete directly with our marketed medicines and late-stage medicines, refer to the section titled, Competition, in Part I, Item 1, Business.

Certain of our partners are pursuing other technologies or developing other medicines either on their own or in collaboration with others, including our competitors, to treat some of the same diseases that our own programs target. Competition may negatively impact a partner’s focus on and commitment to our medicines and, as a result, could delay or otherwise negatively affect the commercialization of our partnered medicines. Additionally, companies that are developing medicines that target the same patient populations as our medicines in development may compete with us to enroll participants in the clinical trials for such medicines, which could make it more difficult for us to complete enrollment for these clinical trials.

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

We are relying on Biogen to obtain additional regulatory approvals for SPINRAZA and QALSODY, generate additional clinical data for SPINRAZA and QALSODY, manufacture SPINRAZA and QALSODY, and successfully commercialize SPINRAZA and QALSODY. In general, we cannot control the amount and timing of resources that Biogen devotes to our collaborations. If Biogen fails to further develop SPINRAZA or QALSODY, obtain additional regulatory approvals for SPINRAZA or QALSODY, manufacture SPINRAZA or QALSODY, or successfully commercialize SPINRAZA or QALSODY, revenues for SPINRAZA or QALSODY would be negatively affected.

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

To successfully commercialize any of our medicines, we need to optimize and manage large-scale commercial manufacturing capabilities either on a standalone basis or through a third-party manufacturer. As our drug development and commercial pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. We also must ensure that we have the manufacturing capabilities in place to support advances in our drug development activities, such as new chemistries. While we believe our current capabilities and those we obtain through third-party manufacturers support our manufacturing needs now, it will be important to expand our manufacturing infrastructure in the future, which will likely require substantial expenditures. If we are not successful in executing this expansion, or if the demand for any of our commercial medicines exceeds our expectations, it could limit our ability to meet our manufacturing requirements and commercial objectives in the future.

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

We rely on third-party manufacturers to supply the drug substance and drug product for TRYNGOLZA, DAWNZERA and WAINUA and drug product for WAYLIVRA. The operations of our suppliers, many of which are located outside of the United States, are subject to additional risks that are beyond our control. For example, tariffs on the raw materials, components, or equipment we use to manufacture our products, or on our drug substance or finished products, will increase our manufacturing costs. In addition, merger and acquisition activity within the commercial manufacturing space could reduce the availability of resources from our third-party manufacturers. Delays or disruption to our own or third-party commercial manufacturing capabilities for any reason could limit the commercial success of our medicines.

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

We and our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for our medicines. It is possible that regulatory authorities will not approve our medicines for marketing or our commercial medicines in additional markets or for additional indications. If the FDA or another regulatory authority believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our medicines, including our commercial medicines or our medicines in development, the authority will not approve such medicine or will require additional studies, which could be time consuming and expensive and delay or harm commercialization of the medicine. For example, in August 2018 we received a complete response letter from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a Notice of Non-Compliance Withdrawal Letter, or Non-W, from Health Canada for WAYLIVRA in November 2018.

The FDA or other comparable foreign regulatory authorities can delay, limit or deny approval of a medicine for many reasons, including:

●    such authorities may disagree with the design or implementation of our clinical studies;
●    we or our partners may be unable to satisfactorily demonstrate that a medicine is safe and effective for any indication;
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

For example, while we continue to activate sites in the U.S., Canada, U.K., Australia and Japan, we revised and resubmitted the study protocol for the REVEAL study of obudanersen to address changes requested by EU regulators and plan to initiate EU sites for this study in 2026. Importantly, we believe we are on track to complete enrollment for this study in 2026.

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

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our medicines and expect to continue to do so in the future. For example, we use clinical research organizations, such as Icon Clinical Research Limited, Medpace, Inc., Parexel International Corporation, Syneos Health, Inc. and Thermo Fisher Scientific Inc. for the clinical studies for our medicines, including WAINUA for the treatment of ATTR-CM, DAWNZERA, obudanersen, olezarsen, ulefnersen and zilganersen. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees, but we are responsible for ensuring that such investigators conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. For example, some of our key vendors have in the past experienced labor shortages, which impacted their ability to perform services for us for certain of our clinical trials. Subsequent failures of these third parties to carry out their obligations, or a termination of our relationship with such third parties, could delay or prevent the development, marketing authorization and commercialization of our medicines.

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
●    Roche for development and funding of sefaxersen; and
●    Otsuka for development and funding of ulefnersen.

If any of these pharmaceutical companies stops developing and funding these medicines, our business could suffer and we may not have, or be willing to dedicate, the resources available to develop these medicines on our own. Our collaborators can terminate their relationships with us under certain circumstances, many of which are outside of our control. For example, in 2025, Novartis decided to return the clinical development program for a follow on to pelacarsen, and in 2022, Pfizer and Bayer decided to discontinue the clinical development programs for vupanorsen and fesomersen, respectively.

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
●    pursue higher-priority programs or change the focus of its own development programs; or
●    devote fewer resources to our medicines than it does to its own medicines.

If any of these occur, it could affect our partner’s commitment to the collaboration with us and could delay or otherwise negatively affect the commercialization of our medicines, including DAWNZERA, QALSODY, SPINRAZA, WAINUA, bepirovirsen, sefaxersen, pelacarsen and ulefnersen.

We may not be able to benefit from designations for our medicines from regulatory authorities that are intended to confer benefits such as financial incentives or an accelerated regulatory pathway.

In the U.S., under the Orphan Drug Act, the FDA may designate a medicine as an Orphan Drug if it is intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the U.S. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but it can provide financial incentives, such as tax advantages and user-fee waivers, as well as longer regulatory exclusivity periods. The FDA has granted Orphan Drug designation to TRYNGOLZA for the treatment of patients with FCS, to WAINUA for the treatment of patients with ATTR, to ulefnersen for the treatment of patients with FUS-ALS, to obudanersen for the treatment of patients with Angelman syndrome, and to some of our earlier stage medicines. The FDA and EMA have granted Orphan Drug designation to DAWNZERA for the treatment of patients with HAE, to WAYLIVRA for the treatment of patients with FCS, to tominersen for the treatment of patients with HD, and to some of our earlier stage medicines. In addition, the EMA has granted Orphan Drug designation to WAYLIVRA for the treatment of patients with FPL. Even if approval is obtained for a medicine that has been designated as an Orphan Drug, we may lose Orphan Drug exclusivity if the FDA or EMA determines that the request for designation was materially defective or if we cannot assure sufficient quantity of the applicable medicine to meet the needs of patients with the rare disease or condition, or if a competitor is able to gain approval for the same or a substantially similar medicine in a safer or more effective form or that makes a major contribution to patient care. If we lose Orphan Drug exclusivity on any of our medicines, we may face increased competition and lose market share for such medicine.

We may also seek rare pediatric disease designation for some of our medicines. The FDA defines “rare pediatric disease” as a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years or is a rare disease or condition within the meaning of the Orphan Drug Act. Designation of a medicine as a medicine for a rare pediatric disease does not guarantee that a marketing application for such medicine will meet the eligibility criteria for a rare pediatric disease priority review voucher, or PRV, at the time the application is approved. Under the FDCA, we will need to request a rare pediatric disease PRV in our original marketing application for any potential medicine for which we have received rare pediatric disease designation. The FDA may determine that a marketing application for any such medicine, if approved, does not meet the eligibility criteria for a PRV. Under the current statutory sunset provisions, after December 20, 2024, the FDA may only award a PRV for an approved rare pediatric disease application if the sponsor has rare pediatric disease designation for the drug or biologic that is the subject of such application, and that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease PRVs. However, it is possible the authority for the FDA to award rare pediatric disease PRV will be further extended by Congress.

Risks Associated with our Businesses as a Whole

Risks related to our financial condition

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. In addition, as we commercialize more medicines on our own, we will need to invest significant financial resources to continue developing the infrastructure required to successfully commercialize our medicines, including building and maintaining new support functions, scaling up existing internal support functions and expanding our manufacturing capabilities. All of these activities will require significant cash. As of December 31, 2025, we had cash, cash equivalents and short-term investments equal to $2.7 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including our commercial medicines, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors such as:

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

Because drug discovery and development require substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of December 31, 2025, we had an accumulated deficit of approximately $2.6 billion and stockholders’ equity of approximately $0.5 billion. Most of our income has historically come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. We will now and continuing into the foreseeable future need to invest significant financial resources to commercialize medicines on our own and expect that our income in the future will be driven primarily by commercial sales. If we do not earn substantial revenue from commercial sales, we may incur additional operating losses in the future, which could restrict our ability to successfully develop additional medicines or sustain future profitability.

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

From time to time, we have to defend our intellectual property rights. If we are involved in an intellectual property dispute, we may need to litigate to defend our rights or assert them against others. Disputes can involve arbitration, litigation or proceedings declared by the U.S. PTO or the International Trade Commission or foreign patent authorities. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. For example, in September 2025, we filed a claim against Arrowhead Pharmaceuticals, Inc., or Arrowhead, for patent infringement over Arrowhead's  commercialization of plozasiran, and Arrowhead filed a separate lawsuit against us seeking to invalidate that same patent. For details regarding this proceeding, refer to Part IV, Item 15, Note 11, Legal Proceedings, in the Notes to the Consolidated Financial Statements.

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

Risks related to health epidemics, climate change and other events

Our business may be adversely affected by health epidemics, climate change, extreme weather events, fires, earthquakes, war, civil or political unrest, terrorism or disruptions of the U.S. government.

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

In recent years, extreme weather events and changing weather patterns have become more common. As a result, we are potentially exposed to varying natural disaster or extreme weather risks such as fires, hurricanes, tornadoes, droughts, floods, or other events that may result from the impact of climate change on the environment, any of which could impact our business and manufacturing operations. The potential impacts of climate change may also include increased operating costs associated with additional regulatory requirements and investments in reducing energy, water use and greenhouse gas emissions. In addition, we currently manufacture most of our research and clinical supplies in a manufacturing facility located in Carlsbad, California, and various regions within California have recently experienced numerous catastrophic wildfires. We manufacture the finished drug product for TRYNGOLZA, DAWNZERA, WAYLIVRA and eplontersen for ongoing clinical trials at third-party contract manufacturers. Biogen manufactures the finished drug product for SPINRAZA and QALSODY and AstraZeneca is responsible for WAINUA’s commercial drug supply. The facilities and the equipment we, our partners and our contract manufacturers use to research, develop and manufacture our medicines would be costly to replace and could require substantial lead time to repair or replace.

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

We are dependent upon our own and third-party data as well as information technology systems and infrastructure, including mobile technologies, to operate our business. The personal information we process subjects us to stringent and evolving U.S. and foreign laws, rules and regulations, contractual obligations, industry standards and other obligations related to data privacy and security. Our obligations (including in relation to personal information) require us to maintain certain practices, including those in relation to cross-border transfers of data. The multitude and complexity of our information technology systems and infrastructure (including those of third parties with whom we work) make them vulnerable to a variety of evolving threats that may result in systems or data interruption, corruption, destruction, disruption of data integrity, malicious intrusion, or random attacks or other compromise (such as due to malfunctions, software vulnerabilities, natural disasters, telecommunications failures, malicious actors and personnel error). Data privacy or security incidents or breaches pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons. Cyber-attacks are increasing in their frequency, sophistication and intensity, particularly as companies (including us) continue to leverage remote work structures. In addition, the number and frequency of cybersecurity events globally may be heightened during times of geopolitical tension or instability between countries, including, for example, the ongoing war between Russia and Ukraine and military conflicts in the Middle East and the surrounding areas, or collectively, conflicts in Eastern Europe and the Middle East, as well as related political or economic responses and counter-responses by various global actors.

Cybersecurity related events could include the deployment or use of harmful malware or malicious code, denial-of-service attacks, credential stuffing attacks, credential harvesting attacks, social engineering attacks (including deep fakes and phishing attacks), ransomware and other means to affect, as applicable, the confidentiality, privacy, security, integrity or availability of our data as well as information systems and infrastructure (including that of third parties with whom we work). Our current, past and prospective business partners face similar risks and any security breaches of their systems (or those of third parties upon which they rely) could adversely affect our security posture. A security breach or a violation of obligations related to privacy or cybersecurity (including perceived breaches or violations) could result in any of the following, any of which could disrupt our business and result in increased costs or loss of revenue:

●    harm our reputation;
●    delay progress on the development of our medicines;
●    compel us to comply with applicable security or data breach notification obligations (including laws);
●    result in the diversion of monetary funds and other company resources;
●    subject us to financial or other penalties, regulatory investigations or actions, including mandatory and costly corrective actions, and otherwise subject us to litigation or other liabilities; and
●    require us to verify the correctness of database contents.

Risk mitigation strategies such as liability limitations in our contracts and insurance coverage may prove inadequate if there is a security breach or privacy violation. We do not maintain cyber insurance. While we have invested, and continue to invest, in the protection of our data and information technology systems and infrastructure as well as our compliance with relevant privacy and cybersecurity obligations, our efforts may not be successful. Non-compliance with relevant data protection obligations or a failure to secure our data, information technology systems or infrastructure could adversely affect our business and operations and result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our medicines and the diseases our therapies are designed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear and create uncertainty and risk of noncompliance with regulations applicable to our business. Despite our efforts to provide guidelines and training to our employees regarding social media use and monitor social media communications, there is risk that the unauthorized use of social media by our employees to communicate about our products or business, or any inadvertent disclosure of material, nonpublic information through these means, may result in violations of applicable laws and regulations, which may result in significant legal and financial exposure and reputational damages that could have a material adverse impact on our business. Furthermore, negative posts or comments about us or our medicines on social media could seriously damage our reputation, brand image and goodwill. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business.

We use artificial intelligence in certain aspects of our business, and challenges with properly managing its use could adversely affect our business.

We incorporate artificial intelligence, or AI, solutions into certain aspects of our business, and applications of AI may become important in our operations over time. Our competitors or other third parties may incorporate AI into their businesses more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

There are also significant risks involved in developing and deploying AI, and there can be no assurance that the usage of AI will enhance our medicines or the discovery or development of our product candidates or be beneficial to our business, including our efficiency or profitability. It is also uncertain how various laws will apply to content generated by AI. Various governmental authorities have proposed or enacted laws governing the development and use of AI technologies. We are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results.

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding December 31, 2025, the closing market price of our common stock ranged from $82.73 to $25.51 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, financing transactions, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

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
●    U.S. restrictions on the use of certain foreign biotech equipment and service providers, such as those set forth in the BIOSECURE Act;
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

In 2025, we completed a $770 million offering of 0% Notes due 2030 and used $267.6 million of the net proceeds from the issuance of the 0% Notes due 2030 to repurchase $200 million of our 0% Notes due 2026. In 2023, we completed a $575 million offering of 1.75% Notes due 2028 and used $488.2 million of the net proceeds from the issuance of the 1.75% Notes due 2028 to repurchase $504.4 million of our 0.125% Notes due 2024. In 2024, we used $44.5 million of the net proceeds to settle the remaining principal balance of our 0.125% Notes due 2024 upon maturity. In 2021, we completed a $632.5 million offering of 0% Notes due 2026 and used $319.0 million of the net proceeds from the issuance of the 0% Notes due 2026 to repurchase the remaining $309.9 million of our 1% Notes due 2021. Additionally, in connection with the pricing of our 0% Notes due 2026, we entered into call spread transactions in which we purchased note hedges and sold warrants. Terminating or unwinding the call spread transactions for our 0% Notes due 2026 could require us to make substantial payments to the counterparties under those agreements or may increase our stock price. The costs or any increase in stock price that may arise from terminating or unwinding such agreements could make an acquisition of our company significantly more expensive to the purchaser.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect trading prices of our securities. For example, we may issue approximately 26.0 million shares of our common stock upon conversion of our 0% Notes due 2030, 1.75% Notes due 2028 and 0% Notes due 2026. In connection with the issuance of the 0% Notes due 2026, we entered into certain call spread transactions covering 10.9 million shares that we expect will offset the dilution to holders of common stock upon any conversion of those notes. However, the anti-dilutive effect of the convertible note hedges is offset by certain warrant transactions we entered into in connection with the issuance of the 0% Notes due 2026. The addition of any of these shares into the public market may have an adverse effect on the price of our securities.

In addition, pursuant to the call spread transactions we entered into in connection with the pricing of our 0% Notes due 2026, the counterparties are likely to modify their hedge positions from time to time at or prior to the conversion or maturity of the notes by purchasing and selling shares of our common stock, other of our securities, or other instruments, including over-the-counter derivative instruments, that they may wish to use in connection with such hedging, which may have a negative effect on the conversion value of those notes and an adverse impact on the trading price of our common stock. The call spread transactions are expected generally to reduce potential dilution to holders of our common stock upon any conversion of our 0% Notes due 2026 or offset any cash payments we are required to make in excess of the principal amount of the converted 0% Notes due 2026, as the case may be. However, the warrant transactions could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the applicable strike price of the warrants.

Risks related to compliance with laws

Our operations are subject to extensive legal and regulatory requirements affecting the health care industry.

Our operations are subject to extensive legal and regulatory requirements affecting the health care industry, including federal, state, and foreign fraud and abuse (including anti-kickback laws and false claims laws), transparency laws, such as the federal Sunshine Act, and health information privacy and security laws, which are subject to change at any time. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. Penalties for violations of applicable healthcare laws and regulations may include significant civil, criminal and administrative penalties, damages, disgorgement, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and additional reporting requirements and oversight if we enter into a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws. In addition, violations may also result in reputational harm, diminished profits and future earnings.

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

We are subject to U.S. federal, state, local and foreign income taxes, sales taxes in the U.S., withholding taxes and transaction taxes in foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. In particular, our tax obligations and effective tax rate in the jurisdictions in which we conduct business could increase in the future as a result of the base erosion and profit shifting, or BEPS, project led by the Organization for Economic Co-operation and Development, or OECD, and other initiatives led by the OECD or the European Commission. The OECD is leading work on an iteration of the BEPS project based on two “pillars” (subject to certain revenue thresholds), involving, among other measures, the reallocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (referred to as “Pillar One”) and imposition of a minimum effective corporate tax rate on certain multinational enterprises (referred to as “Pillar Two”). A number of countries in which we conduct business have enacted, or are in the process of enacting, core elements of the Pillar Two rules (with further provisions expected to be enacted in the future). Based on the minimum revenue thresholds we currently expect to fall within the scope of these requirements in the near term. The OECD has issued (and is expected to continue to issue further) administrative guidance providing transition and safe harbor rules in relation to the implementation of the Pillar Two proposal. For example, in January 2026, the OECD issued administrative guidance providing for, among other things, a side-by-side framework intended to limit the application of Pillar Two top-up taxes to U.S.-parented groups; however, the ultimate impact will depend on jurisdictional adoption and further guidance. We are monitoring developments and evaluating the potential impacts of the Pillar Two rules, including on our effective tax rates, and considering our eligibility to qualify for these safe harbor rules (including under the proposed “side-by-side” arrangement).

We may be audited in various jurisdictions, and such jurisdictions may assess additional income, sales and value-added or other taxes against us. In addition, we are currently under examination by the Internal Revenue Service for tax year 2023. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period for which a determination is made.

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
●    evaluating our and our industry's risk profile;
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

Item 2. Properties

As of February 19, 2026, the following are the primary facilities in which we operate:

			Owned	Initial Lease	Lease
Property Description	Location	Square Footage	or Leased	Term End Date	Extension Options
Laboratory and office space facility	Carlsbad, CA	176,300	Leased	2037	Two, five-year options to extend
Laboratory and office space facility	Carlsbad, CA	164,800	Leased	2040	Two, five-year options to extend
Office and meeting space facility	Carlsbad, CA	74,000	Leased	2037	Two, five-year options to extend
Manufacturing facility	Carlsbad, CA	26,800	Owned
Manufacturing support facility	Carlsbad, CA	25,800	Leased	2031	None
Office space facility	Boston, MA	14,300	Leased	2038	None
Office space facility	Carlsbad, CA	5,800	Leased	2027	None
Warehouse facility	Carlsbad, CA	4,200	Leased	2028	None
Office space facility	Dublin, Ireland	3,900	Leased	2030	None
		495,900

We believe that our current and future facilities will be adequate for the foreseeable future. Refer to Part IV, Section 15, Note 7, Long-Term Obligations and Commitments, in the Notes to the Consolidated Financial Statements for details on our facilities.

Item 3. Legal Proceedings

For details of legal proceedings, refer to Part IV, Item 15, Note 11, Legal Proceedings, in the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

Our common stock is traded publicly through The Nasdaq Global Select Market under the symbol “IONS.” As of February 19, 2026, there were approximately 412 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have never paid dividends and do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Refer to Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information about our equity compensation plans, which is incorporated by reference herein.

Performance Graph (1)

Set forth below is a table and chart comparing the total return on an indexed basis of $100 invested on December 31, 2020 in our common stock, the Nasdaq Composite Index (total return) and the Nasdaq Biotechnology Index. The total return assumes reinvestment of dividends.

*  $100 invested on December 31, 2020 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ionis Pharmaceuticals, Inc., the Nasdaq Composite Index,
and the Nasdaq Biotechnology Index

	Dec-20	Dec-21	Dec-22	Dec-23	Dec-24	Dec-25
Ionis Pharmaceuticals, Inc.	$100.00	$53.82	$66.80	$89.48	$61.83	$139.92
Nasdaq Composite Index	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
Nasdaq Biotechnology Index	$100.00	$100.02	$89.90	$94.03	$93.49	$124.75
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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for each of the two years in the period ended December 31, 2025, and our financial condition as of December 31, 2025. Refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2024 Form 10-K for our results of operations for 2024 compared to 2023. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Part I, Item 1A, Risk Factors. In addition, the following review should be read in conjunction with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this report.

Overview

As noted in our Business Overview in Part I, Item 1, Business, for three decades, we have invented medicines that we believe bring better futures to people with serious diseases. Today, as a pioneer in RNA-targeted medicines, we continue to drive innovation in RNA therapies. We currently have seven marketed medicines: TRYNGOLZA, DAWNZERA, WAINUA, SPINRAZA, QALSODY, TEGSEDI and WAYLIVRA. We also have a rich innovative late- and mid-stage pipeline in neurology, cardiometabolic diseases and select areas of high patient needs. We currently have nine medicines in Phase 3 development and additional medicines in early and mid-stage development. Refer to Part I, Item 1, Business, for further details on our business and key developments in our medicines.

Results of Operations

The following table provides selected summary information from our consolidated statements of operations for 2025 and 2024 (in millions):

	Year Ended December 31,
	2025	2024
Total revenue	$943.7	$705.1
Total operating expenses	$1,325.4	$1,180.2
Loss from operations	$(381.7)	$(475.1)
Net loss	$(381.4)	$(453.9)
Cash, cash equivalents and short-term investments	$2,677.4	$2,297.7

Revenue

Total revenue for 2025 was $943.7 million compared to $705.1 million in 2024 and was comprised of the following (in millions):

	Year Ended December 31,
	2025	2024
Revenue:
Commercial revenue:
Product sales, net:
TRYNGOLZA sales, net	$107.5	$-
DAWNZERA sales, net	7.8	-
Total product sales, net	115.3	-
Royalty revenue:
SPINRAZA royalties	212.3	216.1
WAINUA royalties	49.1	20.2
Other royalties	24.1	21.0
Total royalty revenue	285.5	257.3
Other commercial revenue	35.0	35.8
Total commercial revenue	435.8	293.1
Research and development revenue:
Collaborative agreement revenue	465.8	332.6
WAINUA joint development revenue	42.1	79.4
Total research and development revenue	507.9	412.0
Total revenue	$943.7	$705.1

Commercial revenue in 2025 increased 49 percent compared to 2024. This increase was primarily driven by TRYNGOLZA product sales and higher royalty revenue.

The remainder of our revenue came from programs under our R&D collaborations, including a $280 million upfront payment for the global license of sapablursen to Ono in the second quarter of 2025, reflecting the value that our pipeline and technology continues to generate.

WAINUA (Eplontersen) Collaboration with AstraZeneca

Our financial results for the years ended December 31, 2025 and 2024 reflected the cost-sharing provisions related to our collaboration with AstraZeneca to develop and commercialize WAINUA for the treatment of ATTR. Under the terms of the collaboration agreement, AstraZeneca was responsible for 55 percent of the costs associated with the ongoing global Phase 3 development program through December 31, 2025. After December 31, 2025, AstraZeneca is responsible for 75 percent and 87.5 percent of development costs in the U.S. and the rest of the world, respectively. Because we are leading and conducting the Phase 3 development program, we are recognizing as R&D revenue the percentage of cost-share funding AstraZeneca is responsible for, net of our share of AstraZeneca’s development expenses, in the same period we incur the related development expenses.

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

The following table sets forth information on revenue and expenses under this collaboration (in millions):

	Year Ended December 31,
	2025	2024
WAINUA joint development revenue	$42.1	$79.4
Research and development expenses related to Phase 3 development of WAINUA	88.9	107.2
Medical affairs expenses for WAINUA	8.1	7.1
Commercialization expenses for WAINUA	30.3	26.7

Our WAINUA joint development revenue in 2024 included a $30 million milestone payment from AstraZeneca that we earned when the Medicines and Healthcare products Regulatory Agency, or MHRA, approved WAINUA for ATTRv-PN in the UK as WAINZUA. Research and development expenses related to the Phase 3 development of WAINUA decreased in 2025 compared to 2024 as development activities related to ATTRv-PN continued to wind down with the commercial launch of WAINUA.

Operating Expenses

The following table sets forth information on operating expenses (in millions):

	Year Ended December 31,
	2025	2024
Operating expenses, excluding non-cash compensation expense related to equity awards	$1,191.5	$1,050.0
Non-cash compensation expense related to equity awards	133.9	130.2
Total operating expenses	$1,325.4	$1,180.2

Operating expenses, excluding non-cash compensation expense related to equity awards, increased in 2025 compared to 2024. SG&A expenses increased year over year primarily due to the launches of TRYNGOLZA, DAWNZERA and WAINUA.

Non-cash compensation expense related to equity awards were essentially flat year over year due to increased headcount offset by a lower stock price on the grant date of annual equity awards in 2025 compared to 2024. We believe non-cash compensation expense related to equity awards is not indicative of our operating results or cash flows from our operations.

Cost of Sales

Our cost of sales is comprised of costs related to our commercial revenue, which consisted of manufacturing costs, transportation and freight, indirect overhead costs associated with the manufacturing and distribution of TRYNGOLZA, DAWNZERA, TEGSEDI and WAYLIVRA and associated period costs.

Costs of sales for recently launched products, such as TRYNGOLZA and DAWNZERA, does not include the full cost of manufacturing until we manufacture and sell additional inventory after exhausting pre-launch inventory, which we previously recorded as R&D expense.

The following table sets forth information on cost of sales (in millions):

	Year Ended December 31,
	2025	2024
Cost of sales, excluding non-cash compensation expense related to equity awards	$14.0	$10.4
Non-cash compensation expense related to equity awards	1.9	0.8
Total cost of sales	$15.9	$11.2

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for drug discovery, drug development, medical affairs, manufacturing and development chemistry and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in millions):

	Year Ended December 31,
	2025	2024
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$825.5	$809.1
Non-cash compensation expense related to equity awards	90.1	92.4
Total research, development and patent expenses	$915.6	$901.5

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

The following table sets forth information on drug discovery expenses (in millions):

	Year Ended December 31,
	2025	2024
Drug discovery expenses, excluding non-cash compensation expense related to equity awards	$125.2	$114.4
Non-cash compensation expense related to equity awards	16.2	18.4
Total drug discovery expenses	$141.4	$132.8

Drug discovery expenses, excluding non-cash compensation expense related to equity awards, increased in 2025 compared to 2024 as we continued to advance our technologies discussed above.

Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

	Year Ended December 31,
	2025	2024
Eplontersen	$87.6	$103.7
DAWNZERA	14.3	16.6
Olezarsen	87.1	147.4
Zilganersen	13.9	7.6
Obudanersen	31.9	16.6
Ulefnersen	11.1	15.0
Other development projects	81.1	84.5
Development overhead expenses	159.2	135.9
Total drug development expenses, excluding non-cash compensation expense related to equity awards	486.2	527.3
Non-cash compensation expense related to equity awards	42.5	41.2
Total drug development expenses	$528.7	$568.5

Our development expenses, excluding non-cash compensation expense related to equity awards, decreased in 2025 compared to 2024 as several late-stage studies ended. We expect our development expenses will continue to stabilize as several late-stage studies end and we reallocate resources toward earlier stage programs.

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

The following table sets forth information on medical affairs expenses (in millions):

	Year Ended December 31,
	2025	2024
Medical affairs expenses, excluding non-cash compensation expense related to equity awards	$32.0	$27.2
Non-cash compensation expense related to equity awards	5.4	4.7
Total medical affairs expenses	$37.4	$31.9

Medical affairs expenses, excluding non-cash compensation expense related to equity awards, increased in 2025 compared to 2024 as we continued advancing our late-stage pipeline.

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

The following table sets forth information on manufacturing and development chemistry expenses (in millions):

	Year Ended December 31,
	2025	2024
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$87.3	$57.7
Non-cash compensation expense related to equity awards	7.8	9.4
Total manufacturing and development chemistry expenses	$95.1	$67.1

Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards, increased in 2025 compared to 2024 due to the timing of manufacturing performed by our contract manufacturing organizations for drug product and active pharmaceutical ingredients related to several late-stage programs. Refer to the section titled, Manufacturing, in Part I, Item 1, Business, for further details on the activities and types of costs we incur in our manufacturing process.

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Year Ended December 31,
	2025	2024
Personnel costs	$33.1	$31.4
Occupancy	31.1	28.5
Computer software and licenses	14.4	8.4
Insurance	3.3	3.3
Patent expenses	6.4	5.3
Other	6.5	5.7
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	94.8	82.6
Non-cash compensation expense related to equity awards	18.2	18.6
Total R&D support expenses	$113.0	$101.2

R&D support expenses, excluding non-cash compensation expense related to equity awards, increased in 2025 compared to 2024 primarily due to increased costs relating to computer software and licenses.

Selling, General and Administrative Expenses

SG&A expenses include personnel, information technology systems and outside costs associated with the commercialization and pre-commercialization activities for our medicines and costs to support our company, our employees and our stockholders including, legal, human resources, investor relations and finance. Additionally, we include in SG&A expenses such costs as rent, repair and maintenance of buildings and equipment, depreciation and utilities costs that we need to support the corporate functions listed above. We also include fees we owe under our in-licensing agreements related to SPINRAZA and QALSODY and cost sharing payments associated with the co-commercialization activities under our WAINUA collaboration with AstraZeneca.

The following table sets forth information on SG&A expenses (in millions):

	Year Ended December 31,
	2025	2024
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$352.0	$230.5
Non-cash compensation expense related to equity awards	41.9	37.0
Total selling, general and administrative expenses	$393.9	$267.5

SG&A expenses, excluding non-cash compensation expense related to equity awards, increased in 2025 compared to 2024 primarily due to the launches of TRYNGOLZA, DAWNZERA and WAINUA. We expect SG&A expenses to increase as we continue to invest in our independent commercial launches.

Investment Income

Investment income for 2025 was $97.8 million compared to $107.0 million for 2024. The decrease in investment income was primarily due to a decrease in interest rates associated with our investments during 2025 compared to 2024.

Interest Expense

The following table sets forth information on interest expense (in millions):

	December 31,
	2025	2024
Convertible notes:
Non-cash amortization of debt issuance costs	$6.3	$6.1
Interest expense payable in cash	10.1	10.5
Interest on mortgage for manufacturing facility	0.4	0.4
Other	0.5	-
Total interest expense	$17.3	$17.0

Interest Expense Related to Sale of Future Royalties

We recorded $73.3 million and $73.5 million of interest expense related to the sale of future royalties in 2025 and 2024, respectively. These amounts are related to the Royalty Pharma Investments, or Royalty Pharma, transaction, in which we sold a minority interest in our future SPINRAZA and pelacarsen royalties to Royalty Pharma for a $500 million upfront payment and $625 million of potential future payments. Refer to Part IV, Item 15, Note 7, Long-Term Obligations and Commitments, in the Notes to the Consolidated Financial Statements for further details.

Gain (Loss) on Investments

We recorded a $10.2 million gain on investments and a $2.9 million loss on investments for 2025 and 2024, respectively. The period-over-period fluctuation in our gain (loss) on investments was primarily driven by changes in the fair value of our investments in privately held and publicly traded biotechnology companies.

Other Income (Expense)

In 2025, we completed a $770.0 million offering of our 0% Notes due 2030 and used $267.6 million of the net proceeds to repurchase $200.0 million in principal of our 0% Notes due 2026 at a premium. As a result of the repurchase, we recognized induced conversion expense of $16.3 million, which we recorded as other expense in our consolidated statement of operations for the year ended December 31, 2025. The induced conversion expense is the difference between the amount paid to repurchase the 0% Notes due 2026 and the if-converted value of the notes at the time that the debt repurchase terms were finalized. Refer to Part IV, Item 15, Note 7, Long-Term Obligations and Commitments, in the Notes to the Consolidated Financial Statements for further details regarding our convertible debt.

Income Tax Expense (Benefit)

We recorded an income tax expense of $1.8 million for 2025 compared to an income tax benefit of $6.2 million for 2024.

The income tax expense for 2025 primarily relates to state income taxes, partially offset by a federal tax benefit related to a capital loss carryback. The income tax benefit for 2024 primarily related to adjustments to prior year tax return positions for the royalty purchase agreement with Royalty Pharma and deductions related to foreign SPINRAZA royalties.

In July 2025, H.R.1 - 119th Congress was signed into law, introducing significant changes to U.S. federal tax law. The new law restores current expensing of domestic R&D costs and allows us to accelerate the deduction for a significant amount of such costs we capitalized since 2022. These tax law changes did not have a material effect on our tax expense for the year ended December 31, 2025.

We continue to maintain a full valuation allowance on all our net deferred tax assets.

Net Loss and Net Loss per Share

We generated a net loss of $381.4 million for 2025 compared to $453.9 million for 2024. Our net loss decreased for 2025 compared to 2024 primarily due to factors discussed in the sections above. Basic and diluted net loss per share for 2025 were $2.38 compared to $3.04 for 2024. Our net loss per share decreased for 2025 compared to 2024 primarily due to factors discussed in the sections above.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also financed our operations from commercial revenue from SPINRAZA, WAINUA and QALSODY royalties and TEGSEDI and WAYLIVRA commercial revenue. In addition, we began earning commercial revenue from TRYNGOLZA product sales in late December 2024 and DAWNZERA product sales in late August 2025. From our inception through December 31, 2025, we have earned approximately $8.9 billion in revenue. We have also financed our operations through the sale of our equity securities, the issuance of long-term debt and the sale of future royalties. From the time we were founded through December 31, 2025, we have raised net proceeds of approximately $2.8 billion from the sale of our equity securities. Additionally, from our inception through December 31, 2025, we have borrowed approximately $3.5 billion under long-term debt arrangements and received proceeds of approximately $0.5 billion from the sale of future royalties to finance a portion of our operations.

Our working capital decreased from 2024 to 2025 as we reclassified our 0% Notes due 2026 from non-current liabilities to current liabilities in the second quarter of 2025 because the notes are due in April 2026. During the same period, our long-term obligations increased due to the issuance of our 0% Notes due 2030, which was partially offset by the partial repurchase of our 0% Notes due 2026, in the fourth quarter of 2025.

The following table summarizes our contractual obligations, excluding our liability related to the sale of future royalties, as of December 31, 2025. The table provides a breakdown of when obligations become due. We provide a more detailed description of the major components of our debt in Part IV, Item 15, Note 7, Long-Term Obligations and Commitments, in the Notes to the Consolidated Financial Statements.

Contractual Obligations	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
0% Notes due 2030 (principal payable)	$770.0	$-	$770.0
1.75% Notes due 2028 (principal and interest payable)	600.2	10.1	590.1
0% Notes due 2026 (principal payable)	432.5	432.5	-
Operating leases	484.8	35.5	449.3
Building mortgage payments (principal and interest payable)	9.1	0.5	8.6
Other obligations (principal and interest payable)	0.6	0.1	0.5
Total	$2,297.2	$478.7	$1,818.5

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

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of December 31, 2025 for the purchase of services, capital equipment and materials as part of our normal course of business.

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
●    Determining the appropriate cost estimates for unbilled preclinical studies and clinical development activities; and
●    Assessing the appropriate estimate of anticipated future royalty payments under our royalty purchase agreement.

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

As of December 31, 2025, a hypothetical 10 percent increase in our liability for preclinical and clinical development costs would have resulted in an increase in our loss before income tax benefit and accrued liabilities of approximately $5.4 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from our investments in certain short-term investments. We primarily invest our excess cash in highly liquid short-term investments of the U.S. Treasury and reputable financial institutions, corporations, and U.S. government agencies with strong credit ratings. We typically hold our investments for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we were not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments as of December 31, 2025 and will not be subject to any material risks arising from these changes in the foreseeable future.

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

As of the end of the period covered by this report on Form 10-K, we carried out an evaluation of our disclosure controls and procedures under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2025, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting under the 2013 “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2025.

Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their attestation report, which is included elsewhere herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ionis Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ionis Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ionis Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California
February 26, 2026

Item 9B. Other Information

Trading Plans

During the quarter ended December 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act), or Section 16 officers and directors, adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted in the table below.

*
Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**
“Non-Rule 10b5-1 trading arrangement” as defined in item 408(c) of Regulation S-K under the Exchange Act.

				Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Allene Diaz	Board Member	Termination	November 17, 2025	X		35% of RSUs released	Upon the execution of all instructions included in the plan
Joseph Baroldi	Executive Vice President, Chief Business Officer	Termination	November 23, 2025	X		87,874	Upon the execution of all instructions included in the plan
Patrick O'Neil	Executive Vice President, Chief Legal Officer and General Counsel	Termination	December 8, 2025	X		237,477	Upon the execution of all instructions included in the plan
Joseph Loscalzo	Board Member	Adoption	November 18, 2025	X		78,321	The earlier to occur of (i) January 31, 2027, and (ii) Upon the execution of all instructions provided in the plan
Eugene Schneider	Executive Vice President, Chief Clinical Development and Operations Officer	Adoption	November 19, 2025	X		Indeterminable, as number of shares to be sold is dependent on total number of shares released upon vesting	The earlier to occur of (i) February 14, 2027, and (ii) Upon the execution of all instructions provided in the plan
Joseph Baroldi	Executive Vice President, Chief Business Officer	Adoption	November 25, 2025	X		Indeterminable, as number of shares to be sold is dependent on total number of shares released upon vesting	The earlier to occur of (i) February 28, 2027, and (ii) Upon the execution of all instructions provided in the plan
Frank Bennett	Executive Vice President, Chief Scientific Officer	Adoption	November 19, 2025	X		85,089	The earlier to occur of (i) February 1, 2027, and (ii) Upon the execution of all instructions provided in the plan
Shannon Devers	Executive Vice President, Chief Human Resources Officer	Adoption	November 24, 2025	X		Indeterminable, as number of shares to be sold is dependent on total number of shares released upon vesting	The earlier to occur of (i) April 4, 2027, and (ii) Upon the execution of all instructions provided in the plan
Allene Diaz	Board Member	Adoption	November 25, 2025	X		68,800	The earlier to occur of (i) February 28, 2027, and (ii) Upon the execution of all instructions provided in the plan
Joseph Klein	Board Member	Adoption	November 25, 2025	X		62,282	The earlier to occur of (i) June 30, 2027, and (ii) Upon the execution of all instructions provided in the plan
Patrick O'Neil	Executive Vice President, Chief Legal Officer and General Counsel	Adoption	December 8, 2025	X		Indeterminable, as number of shares to be sold is dependent on total number of shares released upon vesting	The earlier to occur of (i) June 1, 2027, and (ii) Upon the execution of all instructions provided in the plan
Kyle Jenne	Executive Vice President, Chief Global Product Strategy Officer	Adoption	December 8, 2025	X		Indeterminable, as number of shares to be sold is dependent on total number of shares released upon vesting	The earlier to occur of (i) June 30, 2027, and (ii) Upon the execution of all instructions provided in the plan
Brett Monia	Chief Executive Officer	Adoption	December 8, 2025	X		260,773	The earlier to occur of (i) September 30, 2028, and (ii) Upon the execution of all instructions provided in the plan
Elizabeth Hougen	Executive Vice President, Finance and Chief Financial Officer	Adoption	December 9, 2025	X		Indeterminable, as number of shares to be sold is dependent on total number of shares released upon vesting	The earlier to occur of (i) February 28, 2028, and (ii) Upon the execution of all instructions provided in the plan
Joseph Wender	Board Member	Adoption	December 9, 2025	X		70,000	The earlier to occur of (i) December 31, 2026, and (ii) Upon the execution of all instructions provided in the plan

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item and not provided below is incorporated herein by reference to our definitive Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025, or the Proxy Statement. We expect this information will be provided under captions of the Proxy Statement entitled “PROPOSAL 1— ELECTION OF DIRECTORS,” “INFORMATION REGARDING THE BOARD AND CORPORATE GOVERNANCE,” “Executive Officers,” and, if required, “Delinquent Section 16(a) Reports.”

We also incorporate by reference the required information concerning our Code of Ethics and Business Conduct from the information under the caption “Code of Ethics and Business Conduct” contained in the Proxy Statement. Our Code of Ethics and Business Conduct is posted on our website at www.ionis.com(1). We intend to make all required disclosures regarding any amendments to, or waivers from, provisions of our Code of Ethics and Business conduct on our website.

We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. In addition, it is the our practice to comply with both the letter and the spirit of applicable laws and regulations relating to insider trading. A copy of our insider trading policy is filed as an exhibit to this report.
___________
(1)
Any information that is included on or linked to our website is not part of this Form 10-K.

Item 11. Executive Compensation

We incorporate by reference the information required by this item to the information under the caption “EXECUTIVE COMPENSATION,” “Compensation Committee Interlocks and Insider Participation” and “COMPENSATION COMMITTEE REPORT” contained in the Proxy Statement, except as to information disclosed therein pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2025.

	Number of Shares to	Weighted Average		Number of Shares
	be Issued Upon Exercise	Exercise Price of		Remaining Available
Plan Category	of Outstanding Options	Outstanding Options		for Future Issuance
Equity compensation plans approved by stockholders (a)	15,528,309	$45.93	(b)	5,407,801	(c)
Total	15,528,309	$45.93		5,407,801
________________
(a)   Consists of four Ionis plans: Amended and Restated 2002 Non-Employee Directors’ Stock Option Plan, 2011 Equity Incentive Plan, 2020 Equity Incentive Plan and Employee Stock Purchase Plan, or ESPP.
(b)   Does not include PRSU awards.
(c)   Of these shares, 130,884 were available for purchase under the ESPP as of December 31, 2025.

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

4.5	Form of Warrant Confirmation for Convertible Senior Notes due 2026, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed April 13, 2021 and incorporated herein by reference.
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

4.8
Indenture, dated as of November 17, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee, including Form of 0 percent Global Note due 2030, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed November 17, 2025 and incorporated herein by reference.

10.1*
Advisory Services Agreement between the Registrant and MedDev Insights LLC for the services of Richard Geary dated January 16, 2026, filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed November 3, 2025 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.2*
 Third Amended Non-Employee Director Compensation Policy, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and incorporated herein by reference.

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

10.10*
Amended and Restated Ionis Pharmaceuticals, Inc. 2011 Equity Incentive Plan, filed as an appendix to the Registrant’s Notice of 2025 Annual Meeting of Stockholders and Proxy Statement filed on April 25, 2025 and incorporated herein by reference.

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

10.13*
Forms of Performance Based Restricted Stock Unit Grant Notice and Performance Based Restricted Stock Unit Agreement for Performance Based Restricted Stock Units granted under the 2011 Equity Incentive Plan, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated herein by reference.

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

10.21
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

10.23
Second Amendment dated as of June 11, 2024 to the Amended and Restated Lease Agreement by and between the Registrant and Lots 21 and 22 Owner (DE) LLC dated as of August 21, 2023, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 and incorporated herein by reference.

10.24
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

10.34
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

10.35
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

10.37
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

10.38
Collaboration, License and Development Agreement between the Registrant and AstraZeneca AB dated December 7, 2012, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.39
Amendment #1 to Collaboration, License and Development Agreement between the Registrant and AstraZeneca AB dated August 13, 2013, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.40
Amendment No.2 to the Collaboration, License and Development Agreement between the Registrant and AstraZeneca AB dated October 15, 2014, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.41
Amendment No.3 to the Collaboration, License and Development Agreement between the Registrant and AstraZeneca AB dated January 18, 2016, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.42
Amendment No. 4 to the Collaboration, License and Development Agreement by and between the Registrant and AstraZeneca AB dated October 18, 2018, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

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

10.46
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

10.47
Strategic Collaboration Agreement between the Registrant and AstraZeneca AB dated July 31, 2015, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.48
Amendment No. 1 to the Strategic Collaboration Agreement by and between the Registrant and AstraZeneca AB, dated October 18, 2018, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

10.49
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

10.50
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

10.51
Amendment No. 4 dated December 23, 2024 to the Strategic Collaboration Agreement by and between the Registrant and AstraZeneca AB dated July 31, 2015, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

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

10.55
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

10.61
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

10.64
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

10.77
License Agreement between Ionis Pharmaceuticals, Inc. and Ono Pharmaceutical Co., Ltd., dated March 10, 2025, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and incorporated herein by reference. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

19	Registrant’s Insider Trading Policy, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference.
21.1	List of Subsidiaries for the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney – Included on the signature page of this Annual Report on Form 10-K.
31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Registrant’s Amended and Restated Clawback Policy, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.
101
The following financial statements from the Ionis Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income (loss), (iv) consolidated statements of stockholders’ equity (v) consolidated statements of cash flows, and (vi) notes to consolidated financial statements (detail tagged).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February, 2026.

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer	February 26, 2026
Brett P. Monia, Ph.D.	(Principal executive officer)

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer	February 26, 2026
Elizabeth L. Hougen	(Principal financial and accounting officer)

/s/ JOSEPH LOSCALZO	Chairman of the Board	February 26, 2026
Joseph Loscalzo, M.D., Ph.D.

/s/ SPENCER R. BERTHELSEN	Director	February 26, 2026
Spencer R. Berthelsen, M.D.

/s/ ALLENE M. DIAZ	Director	February 26, 2026
Allene M. Diaz

/s/ MICHAEL HAYDEN	Director	February 26, 2026
Michael Hayden, CM OBC MB ChB PhD FRCP(C) FRSC

/s/ JOAN E. HERMAN	Director	February 26, 2026
Joan E. Herman

/s/ JOSEPH KLEIN	Director	February 26, 2026
Joseph Klein, III

/s/ B. LYNNE PARSHALL	Director	February 26, 2026
B. Lynne Parshall, J.D.

/s/ JOSEPH H. WENDER	Director	February 26, 2026
Joseph H. Wender

/s/ MICHAEL YANG	Director	February 26, 2026
Michael Yang

IONIS PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ionis Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ionis Pharmaceuticals, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Estimated Liability for Clinical Development Costs

Description of the Matter
As of December 31, 2025, the Company accrued $53.7 million for clinical development expenses. As discussed in Note 1 to the consolidated financial statements, the Company records costs for clinical trial activities based upon estimates of costs incurred through the balance sheet date that have yet to be invoiced related to third-party clinical management costs, laboratory and analysis costs, toxicology studies and investigator grants. The Company estimates its liability using assumptions about study and patient activities and the related expected expenses for those activities based on the contracted fees with service providers.

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

San Diego, California
February 26, 2026

IONIS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$372,260	$242,077
Short-term investments	2,305,176	2,055,579
Contracts receivable	66,059	92,188
Inventories	10,048	12,512
Other current assets	237,092	217,934
Total current assets	2,990,635	2,620,290
Property, plant and equipment, net	123,048	94,251
Right-of-use assets	238,549	161,856
Deposits and other assets	171,604	127,278
Total assets	$3,523,836	$3,003,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,082	$42,964
Accrued compensation	116,236	69,614
Accrued liabilities	106,089	108,438
Income taxes payable	2,713	34
0 percent convertible senior notes due 2026, net	431,948	-
Current portion of deferred contract revenue	73,761	78,989
Other current liabilities	22,738	9,279
Total current liabilities	781,567	309,318
Long-term deferred contract revenue	92,001	156,504
0 percent convertible senior notes due 2030, net	751,495	-
1.75 percent convertible senior notes due 2028, net	567,830	565,026
0 percent convertible senior notes due 2026, net	-	628,535
Liability related to sale of future royalties, net	551,353	542,212
Long-term lease liabilities	262,383	161,805
Long-term obligations	28,118	51,924
Total liabilities	3,034,747	2,415,324
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 163,304,875 and 157,908,815 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	163	158
Additional paid-in capital	3,145,402	2,868,812
Accumulated other comprehensive loss	(25,281)	(30,811)
Accumulated deficit	(2,631,195)	(2,249,808)
Total stockholders' equity	489,089	588,351
Total liabilities and stockholders’ equity	$3,523,836	$3,003,675

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Commercial revenue:
Product sales, net	$115,315	$-	$-
Royalty revenue	285,529	257,307	272,803
Other commercial revenue	35,004	35,769	35,788
Total commercial revenue	435,848	293,076	308,591
Research and development revenue:
Collaborative agreement revenue	465,785	332,647	352,657
WAINUA joint development revenue	42,078	79,415	126,399
Total research and development revenue	507,863	412,062	479,056
Total revenue	943,711	705,138	787,647

Expenses:
Cost of sales	15,909	11,215	9,133
Research, development and patent	915,619	901,530	899,625
Selling, general and administrative	393,867	267,474	232,619
Total operating expenses	1,325,395	1,180,219	1,141,377

Loss from operations	(381,684)	(475,081)	(353,730)

Other income (expense):
Investment income	97,765	107,022	89,041
Interest expense	(17,262)	(16,994)	(12,660)
Interest expense related to sale of future royalties	(73,282)	(73,457)	(68,797)
Gain (loss) on investments, net	10,220	(2,889)	(1,914)
Other income (expense), net	(15,358)	1,331	14,095

Loss before income tax benefit (expense)	(379,601)	(460,068)	(333,965)

Income tax benefit (expense)	(1,786)	6,171	(32,321)

Net loss	$(381,387)	$(453,897)	$(366,286)

Basic and diluted net loss per share	$(2.38)	$(3.04)	$(2.56)
Shares used in computing basic and diluted net loss per share	160,010	149,514	143,190

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(381,387)	$(453,897)	$(366,286)
Unrealized gains on debt securities, net of tax	4,828	2,107	24,484
Currency translation adjustment	702	(273)	351
Comprehensive loss	$(375,857)	$(452,063)	$(341,451)

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2022	142,058	$142	$2,059,850	$(57,480)	$(1,429,625)	$572,887
Net loss	-	-	-	-	(366,286)	(366,286)
Change in unrealized gains, net of tax	-	-	-	24,484	-	24,484
Foreign currency translation	-	-	-	351	-	351
Issuance of common stock in connection with employee stock plans, net	2,283	2	49,439	-	-	49,441
Stock-based compensation expense	-	-	105,809	-	-	105,809
Balance at December 31, 2023	144,341	$144	$2,215,098	$(32,645)	$(1,795,911)	$386,686
Net loss	-	-	-	-	(453,897)	(453,897)
Change in unrealized gains, net of tax	-	-	-	2,107	-	2,107
Foreign currency translation	-	-	-	(273)	-	(273)
Issuance of common stock in connection with employee stock plans, net	2,068	2	33,607	-	-	33,609
Issuance of public common stock, net	11,500	12	489,108	-	-	489,120
Stock-based compensation expense	-	-	130,999	-	-	130,999
Balance at December 31, 2024	157,909	$158	$2,868,812	$(30,811)	$(2,249,808)	$588,351
Net loss	-	-	-	-	(381,387)	(381,387)
Change in unrealized gains, net of tax	-	-	-	4,828	-	4,828
Foreign currency translation	-	-	-	702	-	702
Issuance of common stock in connection with employee stock plans, net	5,396	5	192,599	-	-	192,604
Stock-based compensation expense	-	-	135,664	-	-	135,664
Inducement related to repurchase of 0 percent convertible senior notes due 2026	-	-	(51,673)	-	-	(51,673)
Balance at December 31, 2025	163,305	$163	$3,145,402	$(25,281)	$(2,631,195)	$489,089

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(381,387)	$(453,897)	$(366,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,008	9,614	10,292
Amortization of right-of-use operating lease assets	10,247	10,040	9,647
Amortization of other assets	2,439	2,336	2,559
Amortization of discount on investments, net	(23,735)	(37,733)	(28,885)
Amortization of debt issuance costs	6,908	6,690	6,330
Non-cash royalty revenue related to sale of royalties	(52,452)	(44,981)	(44,628)
Non-cash interest related to sale of future royalties	72,671	72,846	68,238
Stock-based compensation expense	133,874	130,200	105,809
Gain on early retirement of debt	-	-	(13,389)
Inducement expense related to early retirement of debt	16,344	-	-
Non-cash losses (gains) related to disposal of property, plant and equipment	(3,991)	7,404	16,649
Loss (gain) on investments, net	(9,280)	2,892	1,589
Non-cash losses related to other assets	986	3,032	1,822
Changes in operating assets and liabilities:
Contracts receivable	26,129	5,590	(72,059)
Inventories	(13,674)	(5,071)	(2,469)
Other current and long-term assets	(33,212)	(25,857)	(33,763)
Accounts payable	(15,360)	15,990	8,119
Income taxes	2,679	(2,117)	(4,098)
Accrued compensation	46,622	1,887	18,549
Accrued liabilities and other liabilities	5,332	(42,993)	(5,506)
Deferred contract revenue	(69,731)	(156,819)	13,967
Net cash used in operating activities	(268,583)	(500,947)	(307,513)

Investing activities:
Purchases of short-term investments	(1,918,562)	(1,852,858)	(1,770,814)
Proceeds from sale of short-term investments	1,697,870	1,769,172	1,584,676
Purchases of property, plant and equipment	(51,444)	(45,280)	(23,805)
Acquisition of licenses and other assets, net	(5,640)	(5,061)	(4,184)
Net cash used in investing activities	(277,776)	(134,027)	(214,127)

Financing activities:
Proceeds from issuance of common stock through equity plans, net	192,604	33,609	49,442
Proceeds from issuance of common stock in public offering, net	-	489,120	-
Proceeds from issuance of 0 percent convertible senior notes due 2030	770,000	-	-
0 percent convertible senior notes due 2030 issuance costs	(18,949)	-	-
Repurchase of $200 million principal amount of 0 percent convertible senior notes due 2026	(267,640)	-	-
Repayment of 0.125 percent convertible senior notes due 2024	-	(44,504)	(487,943)
Proceeds from issuance of 1.75 percent convertible senior notes due 2028	-	-	575,000
1.75 percent convertible senior notes due 2028 issuance costs	-	-	(14,175)
Proceeds from sale of future royalties	-	-	500,000
Payments of transaction costs related to sale of future royalties	-	-	(10,434)
Proceeds from real estate transaction	-	-	32,352
Principal payments on mortgage debt	(175)	(167)	(160)
Net cash provided by financing activities	675,840	478,058	644,082

Effects of exchange rates on cash	702	(273)	352

Net increase (decrease) in cash and cash equivalents	130,183	(157,189)	122,794
Cash and cash equivalents at beginning of year	242,077	399,266	276,472
Cash and cash equivalents at end of year	$372,260	$242,077	$399,266

Supplemental disclosures of cash flow information:
Interest paid	$10,782	$10,869	$6,512
Income taxes paid (refunds received), net	$(639)	$(5,620)	$48,334

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$86,939	$-	$-
Amounts accrued for capital and patent expenditures	$478	$947	$172
Inducement related to repurchase of 0 percent convertible senior notes due 2026	$51,673	$-	$-

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

Reclassifications

We reclassified certain prior period amounts to conform to the current period presentation, including revenue in the consolidated statements of operations. These reclassifications had no impact on prior period results.

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

5.    Recognize revenue

We recognize collaborative agreement revenue in one of two ways, over time or at a point in time. We recognize revenue over time when we are executing on our performance obligation over time and our partner receives benefit over time. For example, we recognize revenue over time when we provide R&D services. We recognize revenue at a point in time when our partner receives full use of an item at a specific point in time. For example, we recognize revenue at a point in time when we deliver a license or API to a partner.

We recognize revenue from product sales when the customer obtains control of our product in the amount of the transaction price, which is the amount that reflects the consideration which we expect to receive. We estimate reserves for variable consideration related to applicable discounts, rebates, chargebacks, co-pay assistance and other allowances included in our agreements with customers, payors and other third parties. We include the amount of variable consideration in the transaction price to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If actual results vary significantly from our estimates, we adjust our estimates in the period that we become aware of such variances.

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

Contracts Receivable

Our contracts receivable balance represents the amounts we have billed our partners or customers that are due to us unconditionally for goods we have delivered or services we have performed. When we bill our partners or customers with payment terms based on the passage of time, we consider the contracts receivable to be unconditional. We typically receive payment within one quarter of billing our partner or customer.

As of December 31, 2025, approximately 93.6 percent of our contracts receivables were from three significant customers, including approximately 31.6 percent of our contract receivables that were from one significant customer for product sales. In the year ended December 31, 2025, our TRYNGOLZA sales were primarily from one significant customer. As of December 31, 2024, approximately 95.6 percent of our contracts receivables were from three significant customers.

Unbilled Royalties

Our unbilled royalties represent our right to receive consideration from our partners in advance of when we are eligible to bill them for royalties. We include these unbilled amounts in other current assets in our consolidated balance sheets.

Deferred Revenue

We are often entitled to bill our customers and receive payment from our customers in advance of our obligation to provide services or transfer goods to our partners. In these instances, we include the amounts in deferred revenue in our consolidated balance sheets. During the years ended December 31, 2025 and 2024, we recognized $78.4 million and $166.1 million of revenue from amounts that were in our beginning deferred revenue balance for each respective period. For further discussion, refer to our revenue recognition policy above.

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

Research, Development and Patent Expenses

Our research, development and patent expenses include wages, benefits, facilities, supplies, external services, clinical trial and manufacturing costs, patents and other expenses that are directly related to our R&D operations. We expense R&D costs as we incur them. When we make payments for R&D services prior to the services being rendered, we record those amounts as prepaid assets in our consolidated balance sheets and we expense them as the services are provided. A portion of the costs included in R&D expenses are costs associated with our partner agreements. In 2025, 2024 and 2023, patent expenses were $6.4 million, $5.3 million and $4.3 million, respectively.

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

Diluted net loss per share

For the years ended December 31, 2025, 2024 and 2023, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●    0 percent convertible senior notes due 2030, or 0% Notes due 2030;
●    1.75 percent convertible senior notes due 2028, or 1.75% Notes due 2028;
●    0 percent convertible senior notes due 2026, or 0% Notes due 2026;
●    Note hedges related to the 0% Notes due 2026;
●    Warrants related to the 0% Notes due 2026;
●    Dilutive stock options;
●    Unvested restricted stock units, or RSUs;
●    Unvested performance restricted stock units, or PRSUs; and
●    Employee Stock Purchase Plan, or ESPP.

For the years ended December 31, 2024 and 2023, common stock underlying the 0.125 percent convertible senior notes due 2024, or 0.125% Notes due 2024 and note hedges related to the 0.125% Notes due 2024 would also have had an anti-dilutive effect on net loss per share.

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

Stock Options and Stock Purchase Rights:

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our ESPP. On the grant date, we use our stock price and assumptions regarding a number of variables to determine the estimated fair value of stock-based payment awards. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of stock options granted represents the period of time that we expect them to be outstanding. Historically, we estimated the expected term of options granted based on historical exercise patterns. In 2021, our Compensation Committee approved an amendment to the 2011 Equity Incentive Plan, or 2011 Plan, and the 2020 Equity Incentive Plan, or 2020 Plan, that increased the contractual term of stock options granted under these plans from seven years to ten years for stock options granted on January 1, 2022 and thereafter. We determined that we are unable to rely on our historical exercise data as a basis for estimating the expected life of stock options granted to employees following this change because the contractual term changed and we have no other means to reasonably estimate future exercise behavior. We therefore used the simplified method for determining the expected life of stock options granted to employees in the years ended December 31, 2025, 2024 and 2023. Under the simplified method, we calculate the expected term as the average of the time-to-vesting and the contractual life of the options. As we gain additional historical information, we will transition to calculating our expected term based on our historical exercise patterns.

RSU’s:

The fair value of RSUs is based on the market price of our common stock on the date of grant. The RSUs we have granted to employees vest annually over a four-year period. The RSUs we granted to our board of directors prior to June 2020 vested annually over a four-year period. The annual RSUs we granted to our board of directors after June 2020 fully vest after one year. The RSUs we grant to board members at their initial appointment to the board of directors vest annually over a three-year period.

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

Under the terms of the PRSUs we granted in 2025, 2024 and 2023, 100 percent of the PRSUs may vest at the end of the three-year performance period based on our relative TSR as compared to a peer group of companies and as measured at the end of the performance period. Under the terms of the grants, no number of PRSUs is guaranteed to vest and the actual number of PRSUs that will vest at the end of each performance period may be anywhere from zero to 200 percent of the target number depending on our relative TSR.

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

We also have equity investments of less than 20 percent ownership in public and private biotechnology companies that we received as part of a technology license or partner agreement. At December 31, 2025, we held equity investments in three publicly traded companies and five privately held companies.

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

Capitalized Materials

We capitalize the costs of certain materials that we purchase for use in manufacturing our medicines in our clinical development programs because until we use these materials, they have alternative future uses. We can use these materials in multiple drug candidates and, as a result, each material has future economic value independent of the development status of any single medicine. We include capitalized materials in other current assets in our consolidated balance sheets and expense these costs as R&D expenses when we use the materials. We review our capitalized materials periodically for continued alternative future use and reduce the carrying value of items in the period in which an impairment is identified.

We record capitalized costs related to materials to be used in our clinical development programs within other current assets in our consolidated balance sheets.

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

Convertible Debt

We account for each of our convertible debt instruments as a single unit of accounting, a liability, because we concluded that the conversion features do not require bifurcation as a derivative under ASC 815-15 and we did not issue our convertible debt instruments at a substantial premium. We record debt issuance costs as contra-liabilities in our consolidated balance sheets at issuance and amortize them over the contractual term of the convertible debt instrument using the effective interest rate. The balances of our convertible senior notes presented in our consolidated balance sheets represent the principal balance of each convertible debt instrument less the unamortized portion of the debt issuance costs.

As of December 31, 2025, we had three outstanding convertible senior notes, our 0% Notes due 2030, which mature in December 2030, our 1.75% Notes due 2028, which mature in June 2028, and our 0% Notes due 2026, which mature in April 2026. Our 0.125% Notes due 2024 matured in December 2024. Refer to Note 7, Long-Term Obligations and Commitments, for further details on our convertible senior notes.

Call Spread

In conjunction with the issuance of our 0% Notes due 2026 and 0.125% Notes due 2024 in April 2021 and December 2019, respectively, we entered into call spread transactions, which were comprised of purchasing note hedges and selling warrants. We account for the note hedges and warrants as separate freestanding financial instruments and treat each instrument as a separate unit of accounting. We determined that the note hedges and warrants do not meet the definition of a liability using the guidance contained in ASC Topic 480; therefore, we account for the note hedges and warrants using the Derivatives and Hedging – Contracts in Entity’s Own Equity accounting guidance contained in ASC Topic 815. We determined that the note hedges and warrants meet the definition of a derivative, are indexed to our stock and meet the criteria to be classified in shareholders’ equity. We recorded the aggregate amount paid for the note hedges and the aggregate amount received for the warrants as additional paid-in capital in our consolidated balance sheets. We reassess our ability to continue to classify any outstanding note hedges and warrants in shareholders’ equity at each reporting period. Refer to Note 7, Long-Term Obligations and Commitments, for further details on the call spread transactions.

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

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2023-07, which provides updated guidance on segment reporting. The guidance requires public companies to disclose significant expenses that are regularly provided to the CODM, other segment items for each reportable segment and measures of segment profit or loss used by the CODM for allocating resources. In addition, the updated guidance requires public companies with a single reportable segment to provide all disclosures required under Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, and public companies to include in interim reports all disclosures related to a reportable segment's profit or loss and assets that are currently required in annual reports. We adopted the annual reporting requirements in our 2024 Annual Report on Form 10-K and began providing the interim reporting requirements in our Quarterly Report on Form 10-Q in the first quarter of 2025. Refer to Note 12, Segment Information, for further details on our segment information.

In December 2023, the FASB issued ASU 2023-09, which provides updated guidance on income tax disclosures. The new guidance requires companies to provide additional disaggregation of information related to the income tax rate reconciliation and income tax payments. In addition, the guidance eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. This update is effective for annual periods beginning after December 15, 2024. We adopted this guidance on a prospective basis in our 2025 Annual Report on Form 10-K. This guidance did not have a material impact on our consolidated financial statements. Refer to Note 9, Income Taxes, for further details on our income taxes.

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

In November 2024, the FASB issued ASU 2024-04 to clarify the guidance for determining whether to account for early settlements of convertible debt as induced conversions or extinguishments. The amended guidance clarifies that the induced conversion accounting guidance under ASC Topic 470-20, Debt with Conversion and Other Options, is applicable to convertible debt instruments that are settled in equity, cash or other assets, or a combination thereof. Under the amended guidance, a settlement of a convertible debt instrument qualifies as an induced conversion if (i) the inducement offer includes all consideration (in form and amount) issuable under the conversion privileges defined in the terms of the convertible debt instrument, and (ii) the convertible debt instrument has a substantive conversion feature as of its issuance date and the inducement offer acceptance date. This update is effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods. Early adoption of this guidance is permitted. The guidance may be applied on a prospective or retrospective basis. We early adopted this update in the fourth quarter of 2025 on a prospective basis and accounted for the partial repurchase of our 0% Notes due 2026 in accordance with the amended guidance. Refer to Note 7, Long-Term Obligations and Commitments, for further details on our convertible debt.

In July 2025, the FASB issued ASU 2025-05, which amended the guidance in ASC 326, Credit Losses, to simplify the estimation of credit losses on accounts receivable and contract assets from revenue transactions. The amended guidance allows companies to elect a practical expedient to assume that conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating the expected credit losses of the asset. This update is effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods. Early adoption of this guidance is permitted. Companies that elect the practical expedient are required to apply the amendments prospectively. We are currently assessing the impact and timing of adopting this update.

In September 2025, the FASB issued ASU 2025-06, which amended and simplified the existing guidance for software costs. The amended guidance removes references to software development stages and allows companies to begin capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed with the software performing the intended function. This update is effective for annual periods beginning after December 15, 2027 and interim periods within those annual periods. Early adoption of this guidance is permitted at the beginning of an annual reporting period. The guidance may be applied on a prospective or retrospective basis. We expect to early adopt this update in the first quarter of 2026 on a prospective basis. We expect this guidance will not have a material impact on our consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, which clarifies the current interim disclosure requirements and the applicability of ASC 270, Interim Reporting. The updated guidance does not change the fundamental nature or expand or reduce the disclosure requirements of interim reporting. This update is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption of this guidance is permitted. We are currently assessing the impact and timing of adopting this update.

In December 2025, the FASB issued ASU 2025-12, which includes clarification and improvements to various topics in the ASC. This update is effective for annual reporting periods beginning after December 15, 2026 and interim periods within those annual periods. Early adoption of this guidance is permitted. We are currently assessing the impact and timing of adopting this update.

We do not expect any other recently issued accounting standards to have a material impact to our financial statements or disclosures.

2. Supplemental Financial Data

Inventories

Our inventory consisted of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$1,039	$5,557
Work in process	24,051	6,679
Finished goods	1,096	276
Total	$26,186	$12,512
Reported as:
Inventories	$10,048	$12,512
Deposits and other assets	16,138	-
Total	$26,186	$12,512

We classify inventories as non-current assets when we expect the inventories to remain on hand beyond one year. We include non-current inventories in deposits and other assets in our consolidated balance sheets. The amount reported as deposits and other assets as of December 31, 2025 consists of work in process inventory.

Property, Plant and Equipment

Our property, plant and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Computer software, laboratory, manufacturing and other equipment	$89,458	$86,540
Building, building improvements and building systems	41,801	41,228
Leasehold improvements	89,153	54,375
Furniture and fixtures	11,716	9,855
	232,128	191,998
Less: Accumulated depreciation	(109,080)	(106,316)
	123,048	85,682
Land	-	8,569
Total	$123,048	$94,251

Accrued Liabilities

Our accrued liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Clinical expenses	$53,659	$77,436
In-licensing expenses	8,588	7,951
Commercial expenses	15,556	3,589
Other miscellaneous expenses	28,286	19,462
Total accrued liabilities	$106,089	$108,438

3. Revenues

During the years ended December 31, 2025, 2024 and 2023, our revenues were comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue:
Commercial revenue:
Product sales, net:
TRYNGOLZA sales, net	$107,526	$-	$-
DAWNZERA sales, net	7,789	-	-
Total product sales, net	115,315	-	-
Royalty revenue:
SPINRAZA royalties	212,280	216,090	240,379
WAINUA royalties	49,090	20,207	-
Other royalties	24,159	21,010	32,424
Total royalty revenue	285,529	257,307	272,803
Other commercial revenue	35,004	35,769	35,788
Total commercial revenue	435,848	293,076	308,591
Research and development revenue:
Collaborative agreement revenue	465,785	332,647	352,657
WAINUA joint development revenue	42,078	79,415	126,399
Total research and development revenue	507,863	412,062	479,056
Total revenue	$943,711	$705,138	$787,647

Revenue Sources

The following are sources of revenue and when we typically recognize revenue.

Commercial Revenue

In December 2024, the U.S. Food and Drug Administration, or FDA, approved TRYNGOLZA (olezarsen) for the treatment of familial chylomicronemia syndrome, or FCS. Following the approval, we launched TRYNGOLZA and began earning revenue from TRYNGOLZA sales.

In August 2025, the FDA approved DAWNZERA (donidalorsen) for prophylaxis to prevent attacks of hereditary angioedema, or HAE, in adult and pediatric patients 12 years of age and older. Following the approval, we launched DAWNZERA and began earning revenue from DAWNZERA sales.

We earn royalty payments primarily on net sales of SPINRAZA, WAINUA and QALSODY.

We earn commercial revenue from TEGSEDI and WAYLIVRA sales, included within other commercial revenue, under our distribution agreements with Swedish Orphan Biovitrum AB, or Sobi. In addition, we receive royalties from PTC Therapeutics International Limited, or PTC, for TEGSEDI and WAYLIVRA sales. Refer to Note 4, Collaborative Arrangements and Licensing Agreements, for details on our commercialization partnerships with Sobi and PTC.

Research and development revenue under collaboration agreements

We enter into collaboration agreements to license and sell our technology on an exclusive or non-exclusive basis. Our collaboration agreements typically contain multiple elements, or performance obligations, including technology licenses or options to obtain technology licenses, R&D services and manufacturing services.

For R&D services that we recognize over time, we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time we estimate it will take us to complete the activities, or costs we incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make numerous estimates and use judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.

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

We also concluded that the co-development activities, the co-commercialization activities and the co-medical affairs activities are within the scope of ASC 808 because we and AstraZeneca are active participants exposed to the risks and benefits of the activities under the collaboration and therefore do not have a vendor-customer relationship. From inception through December 31, 2025, AstraZeneca was responsible for 55 percent of the costs associated with the ongoing global Phase 3 development program. After December 31, 2025, AstraZeneca is responsible for 75 percent and 87.5 percent of development costs in the U.S. and the rest of the world, respectively. Because we are leading the Phase 3 development program, we made an accounting policy election to recognize as non-customer revenue the cost-share funding from AstraZeneca, net of our share of AstraZeneca’s development expenses, in the same period we incur the related development expenses. As AstraZeneca is responsible for the majority of the commercial and medical affairs costs in the U.S. and all costs associated with bringing WAINUA to market outside the U.S., we made an accounting policy election to recognize cost-share funding we receive from AstraZeneca related to commercial and medical affairs activities as reductions of our SG&A expense and R&D expense, respectively.

Swedish Orphan Biovitrum AB (Sobi)

Under our distribution agreements with Sobi, we concluded that our performance obligation is to provide services to Sobi over the term of the agreement, which includes supplying finished goods inventory to Sobi. We are also responsible for maintaining the marketing authorization for TEGSEDI and WAYLIVRA in major markets and for leading the global commercial strategy for each medicine. We view this performance obligation as a series of distinct activities that are substantially the same. We recognize as revenue the price Sobi pays us for the inventory when we deliver the finished goods inventory to Sobi. We also recognize distribution fee revenue based on Sobi’s net sales of TEGSEDI and WAYLIVRA. We include commercial revenue from TEGSEDI and WAYLIVRA sales under our agreements with Sobi within other commercial revenue in our consolidated statements of operations. Under our agreements with Sobi, Sobi does not generally have a right of return.

4. Collaborative Arrangements and Licensing Agreements

AstraZeneca

WAINUA (Eplontersen) Collaboration

In 2021, we entered into a joint development and commercialization agreement with AstraZeneca to develop and commercialize eplontersen for the treatment of ATTR. The FDA approved eplontersen with the brand name, WAINUA, for hereditary ATTR, or ATTRv-PN, while the European Commission, or EC, approved WAINUA for ATTRv-PN in the European Union, or EU, as WAINZUA. WAINUA is also approved in other markets, including the UK, Canada and China, with additional regulatory reviews underway. Under the agreement, we are jointly developing WAINUA with AstraZeneca worldwide for ATTRv-PN and ATTR cardiomyopathy, or ATTR-CM. We are jointly commercializing WAINUA with AstraZeneca in the U.S. We granted AstraZeneca exclusive rights to commercialize WAINUA outside the U.S.

Over the term of the collaboration, we are eligible to receive up to $3.6 billion, which is comprised of a $200 million upfront payment, up to $485 million in development and approval milestone payments and up to $2.9 billion in sales milestone payments. The agreement includes territory-specific development, commercial and medical affairs cost-sharing provisions. In addition, we are eligible to receive up to mid-20 percent royalties for sales in the U.S. and tiered royalties up to the high teens for sales outside the U.S. From inception through December 31, 2025, we have received more than $575 million in payments under this collaboration. We will achieve the next payment of $200 million or $115 million upon regulatory approval of WAINUA for ATTR-CM in the U.S. or Europe, respectively, under this collaboration.

We recognize royalties that we earn from WAINUA sales within commercial revenue in our consolidated statements of operations.

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

We also concluded that the co-development activities, the co-commercialization activities and the co-medical affairs activities are within the scope of ASC 808 because we and AstraZeneca are active participants exposed to the risks and benefits of the activities under the collaboration. From inception through December 31, 2025, AstraZeneca was responsible for 55 percent of the costs associated with the ongoing global Phase 3 development program. After December 31, 2025, AstraZeneca is responsible for 75 percent and 87.5 percent of development costs in the U.S. and the rest of the world, respectively. Because we are leading the Phase 3 development program, we recognize as revenue the percentage of cost-share funding AstraZeneca is responsible for in the same period we incur the related development expenses. As AstraZeneca is responsible for the majority of the commercial and medical affairs costs in the U.S. and all costs associated with bringing WAINUA to market outside the U.S., we recognize cost-share funding we receive from AstraZeneca related to these activities as a reduction of our commercial and medical affairs expenses. In 2024, we earned a $30 million milestone payment from AstraZeneca when the Medicines and Healthcare products Regulatory Agency, or MHRA, approved WAINZUA for ATTRv-PN in the UK. We recognized this milestone payment in full as joint development revenue because we did not have any remaining performance obligations related to the milestone payment.

Cardiovascular, Renal and Metabolic Collaboration

In addition to our collaboration for WAINUA, we have a collaboration with AstraZeneca focused on discovering and developing treatments for cardiovascular, renal and metabolic diseases, which we formed in 2015. In December 2024, we amended this collaboration agreement with AstraZeneca. The amendment changed future potential milestone payments and royalties we could receive under the collaboration. We determined there were no changes that would require adjustments to revenue we previously recognized because we had no ongoing performance obligations under the agreement. Under our collaboration, AstraZeneca has licensed multiple medicines from us. AstraZeneca is responsible for global development, regulatory and commercialization activities and costs for each of the medicines it has licensed from us. In November 2025, AstraZeneca terminated the patatin-like phospholipase domain-containing protein 3, or PNPLA3, program under this collaboration.

Over the term of the collaboration, we are eligible to receive up to $3.4 billion, which is comprised of a $65 million upfront payment, up to $175 million in license fees, up to $444 million in development milestone payments, up to $593 million in regulatory milestone payments and up to $2.1 billion in sales milestone payments. In addition, we are eligible to receive tiered royalties up to 10 percent on net sales from any product that AstraZeneca successfully commercializes under this collaboration agreement. From inception through December 31, 2025, we have received more than $400 million in payments under this collaboration. We will achieve the next payment of $15 million if AstraZeneca advances a medicine under this collaboration.

At the commencement of this collaboration, we identified one performance obligation, which was to perform R&D services for AstraZeneca. We determined the transaction price to be the $65 million upfront payment we received and we allocated it to our single performance obligation. We recognized revenue for our R&D services performance obligation as we performed services based on our effort to satisfy this performance obligation relative to our total effort expected to satisfy our performance obligation. We completed our performance obligation in 2021. As we achieved milestone payments for our R&D services, we included these amounts in our transaction price for our R&D services performance obligation. From inception through the completion of our performance obligation, we included $90 million in payments in the transaction price for our R&D services performance obligation.

Under this collaboration, we have also generated additional payments that we concluded were not part of our R&D services performance obligation. We recognized each of these payments in full in the respective period we generated the payment because the payments were distinct and we did not have any performance obligations for the respective payment. For example, in the fourth quarter of 2025, we earned a $20 million payment when AstraZeneca initiated a Phase 1 study of ION826, an investigational medicine for the treatment of phospholamban, or PLN, myocardial disease. We recognized this payment in full in 2025 because we did not have any remaining performance obligations related to this milestone payment.

During the years ended December 31, 2025, 2024 and 2023, we earned the following revenue from our relationship with AstraZeneca (in thousands, except percentage amounts):

	Year Ended December 31,
	2025	2024	2023
Revenue from our relationship with AstraZeneca	$147,295	$129,759	$202,236
Percentage of total revenue	16%	18%	26%

We did not have any deferred revenue from our relationship with AstraZeneca at December 31, 2025 and 2024.

Biogen

Marketed Medicines

SPINRAZA

In 2012, we entered into a collaboration agreement with Biogen to develop and commercialize SPINRAZA, our approved medicine to treat people with spinal muscular atrophy, or SMA. From inception through December 31, 2025, we received more than $2.5 billion in total payments under this collaboration, including more than $2.0 billion from SPINRAZA royalties and more than $425 million from R&D revenue. We are receiving tiered royalties ranging from 11 percent to 15 percent on net sales of SPINRAZA. We have exclusive in-licensed patents related to SPINRAZA from Cold Spring Harbor Laboratory and the University of Massachusetts. We pay Cold Spring Harbor Laboratory and the University of Massachusetts a low single digit royalty on net sales of SPINRAZA, which we record as SG&A expense in our consolidated statements of operations. Biogen is responsible for all global development, regulatory and commercialization activities and costs for SPINRAZA. We completed our performance obligations under this collaboration in 2016.

In 2023, we entered into a royalty purchase agreement with Royalty Pharma in which Royalty Pharma receives 25 percent of our SPINRAZA royalty payments from 2023 through 2027, increasing to 45 percent of royalty payments in 2028, on up to $1.5 billion in annual SPINRAZA sales. Royalty Pharma’s royalty interest in SPINRAZA will revert to us after total SPINRAZA royalty payments to Royalty Pharma reach either $475 million or $550 million, depending on the timing and occurrence of the U.S. Food and Drug Administration, or FDA, approval of pelacarsen, which Novartis is developing. Refer to Note 7, Long-Term Obligations and Commitments, for further discussion of this agreement.

QALSODY

In 2018, Biogen exercised its option to license QALSODY, our medicine that received accelerated approval from the FDA in April 2023 and marketing authorization under exceptional circumstances from the European Medicines Agency, or EMA, in May 2024 for the treatment of adult patients with superoxide dismutase 1 amyotrophic lateral sclerosis, or SOD1-ALS. As a result, Biogen is responsible for global development, regulatory and commercialization activities and costs for QALSODY. Biogen is also evaluating QALSODY as a potential treatment for presymptomatic SOD1-ALS patients in the ongoing ATLAS study. From inception through December 31, 2025, we received more than $115 million in total payments under this collaboration, including approximately $11 million from QALSODY royalties and $108 million from R&D revenue. We are receiving tiered royalties ranging from 11 percent to 15 percent on net sales of QALSODY. We completed our performance obligations under this collaboration in 2020.

New Antisense Medicines for the Treatment of SMA

In 2017, we entered into a collaboration agreement with Biogen to identify new antisense medicines for the treatment of SMA. At the commencement of this collaboration, we received a $25 million upfront payment from Biogen. In 2021, Biogen exercised its option to license salanersen (formerly ION306), a drug we discovered under this collaboration, for which we earned a $60 million license fee payment. We recognized this payment as revenue in full because Biogen had full use of the license without any continuing involvement from us. Biogen is solely responsible for the costs and expenses related to the development, manufacturing and potential future commercialization of salanersen. We do not have any remaining performance obligations under this collaboration. We will receive development and regulatory milestone payments from Biogen if salanersen advances towards marketing approval.

Over the term of the collaboration, we are eligible to receive up to $555 million if Biogen advances salanersen, which is comprised of up to $45 million in development milestone payments, up to $110 million in regulatory milestone payments and up to $400 million in sales milestone payments. In addition, we are eligible to receive tiered royalties from the mid-teens to mid-20 percent range on net sales from any product that Biogen successfully commercializes under this collaboration. From inception through December 31, 2025, we received $85 million in payments under this collaboration. We will achieve the next payment of $45 million if Biogen initiates a Phase 3 trial under this collaboration.

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

Under our 2018 neurology collaboration, we are currently advancing multiple programs. For each medicine under this collaboration, we are eligible to receive up to $270 million, which is comprised of a $15 million license fee, up to $105 million in development milestone payments and up to $150 million in regulatory milestone payments. In addition, we are eligible to receive tiered royalties up to the 20 percent range on net sales from any product that Biogen successfully commercializes under this collaboration. From inception through December 31, 2025, we have received approximately $1.1 billion in payments under this collaboration, including payments to purchase our stock. We will achieve the next payment of up to $15 million if Biogen licenses a medicine under this collaboration.

At the commencement of our 2018 neurology collaboration, we determined our transaction price to be $552 million, comprised of $375 million from the upfront payment and $177 million for the premium paid by Biogen for its purchase of our common stock. We allocated the transaction price to our single performance obligation, which was to perform R&D services for Biogen. From inception through December 31, 2025, we have included $631 million in upfront and milestone payments in the transaction price for our R&D services performance obligation. We recognize revenue for our R&D services performance obligation as we perform services based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy our performance obligation at the end of the contractual term in June 2028.

Under our 2012 neurology collaboration, Biogen exercised its option to license IONIS-MAPTRx, an investigational RNA-targeted medicine for the potential treatment of Alzheimer’s disease, or AD, in 2019. As a result, Biogen is responsible for global development, regulatory and commercialization activities and costs for IONIS-MAPTRx. We are eligible to receive up to $185 million for the IONIS-MAPTRx program, which is comprised of a license fee of $45 million, up to $10 million in development milestone payments and up to $130 million in regulatory milestone payments, plus a mark-up on the cost estimate of the Phase 1 and 2 studies. In addition, we are eligible to receive tiered royalties up to the mid-teens on net sales of any medicines resulting from the IONIS-MAPTRx program. From inception through December 31, 2025, we have received more than $230 million in payments under this collaboration. We will achieve the next payment of $25 million if Biogen advances MAPTRx into Phase 3 development under this collaboration.

At the commencement of our 2012 neurology collaboration, we identified two separate performance obligations as our development work for IONIS-MAPTRx and obudanersen (formerly ION582). We completed our R&D services performance obligations for IONIS-MAPTRx and obudanersen in 2022 and 2024, respectively. From inception through the completion of our performance obligations, we have included $57 million in the transaction price for our IONIS-MAPTRx development performance obligation. From inception through the completion of our performance obligations, we have included $68 million in milestone payments in the transaction price for our obudanersen development performance obligation. We recognized revenue for our R&D services performance obligations as we performed services based on our effort to satisfy our performance obligations relative to our total effort expected to satisfy our performance obligations.

In 2024, Biogen’s option to license obudanersen, an investigational antisense medicine for the potential treatment of Angelman syndrome, or AS, expired unexercised. As a result, we recognized $30 million of R&D revenue from previously deferred milestone payments related to the obudanersen study because we did not have any remaining performance obligations.

During the years ended December 31, 2025, 2024 and 2023, we earned the following revenue from our relationship with Biogen (in thousands, except percentage amounts):

	Year Ended December 31,
	2025	2024	2023
Revenue from our relationship with Biogen	$289,194	$368,058	$350,146
Percentage of total revenue	31%	52%	44%

Our consolidated balance sheets at December 31, 2025 and 2024 included deferred revenue of $151.2 million and $211.0 million, respectively, from our relationship with Biogen.

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

Over the term of the collaboration, we are eligible to receive nearly $260 million, which is comprised of a $25 million license fee, up to $42.5 million in development milestone payments, up to $120 million in regulatory milestone payments and up to $70 million in sales milestone payments if GSK successfully develops and commercializes bepirovirsen. In addition, we are eligible to receive tiered royalties ranging from 10 to 12 percent on net sales of bepirovirsen. From inception through December 31, 2025, we have received more than $105 million in an upfront payment and payments related to the HBV program.

We completed our R&D services performance obligations in 2015. Therefore, we do not have any remaining performance obligations under our collaboration with GSK. However, we can still earn additional payments and royalties as GSK advances the HBV program. In 2023, we earned a $15 million milestone payment when GSK initiated a Phase 3 program of bepirovirsen. We recognized this milestone payment as R&D revenue in full in 2023 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next payment of $15 million if a New Drug Application filing, or its foreign equivalent, for bepirovirsen is accepted for review in a major country.

During the years ended December 31, 2025, 2024 and 2023, we earned the following revenue from our relationship with GSK (in thousands, except percentage amounts):

	Year Ended December 31,
	2025	2024	2023
Revenue from our relationship with GSK	$-	$-	$15,000
Percentage of total revenue	-%	-%	2%

We did not have any deferred revenue from our relationship with GSK at December 31, 2025 and 2024.

Novartis

Pelacarsen Collaboration

In 2017, we initiated a collaboration with Novartis to develop and commercialize pelacarsen. Novartis is responsible for conducting and funding development and regulatory activities for pelacarsen, including a global Phase 3 cardiovascular outcomes study that Novartis initiated in 2019.

Over the term of the collaboration, we are eligible to receive up to $900 million, which is comprised of a $75 million upfront payment, a $150 million license fee, a $25 million development milestone payment, up to $290 million in regulatory milestone payments and up to $360 million in sales milestone payments. We are also eligible to receive tiered royalties in the mid-teens to low 20 percent range on net sales of pelacarsen. From inception through December 31, 2025, we have received more than $275 million in payments under this collaboration. We will achieve the next payment of $50 million if the FDA accepts an NDA filing for pelacarsen.

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

New Medicine for the Treatment of Lp(a)-Driven Cardiovascular Disease

In 2023, we entered into a collaboration and license agreement with Novartis for the discovery, development and commercialization of a novel medicine for patients with Lp(a)-driven cardiovascular disease, or lipoprotein(a)-driven CVD. In 2025, Novartis terminated this collaboration and license agreement. Prior to this, Novartis was solely responsible for the development, manufacturing and potential commercialization of the next generation Lp(a) therapy. From inception through December 31, 2025, we have received more than $65 million from payments under this collaboration, including a $60 million upfront payment that we received at the commencement of the collaboration.

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

During the years ended December 31, 2025, 2024 and 2023, we earned the following revenue from our relationship with Novartis (in thousands, except percentage amounts):

	Year Ended December 31,
	2025	2024	2023
Revenue from our relationship with Novartis	$4,804	$37,762	$30,194
Percentage of total revenue	1%	5%	4%

Our consolidated balance sheets at December 31, 2025 and 2024 included deferred revenue of $0.6 million and $4.2 million, respectively, from our relationship with Novartis.

Ono

In March 2025, we entered into an agreement with Ono Pharmaceutical Co., Ltd., or Ono, to develop and commercialize sapablursen, an investigational RNA-targeted medicine for the potential treatment of polycythemia vera, or PV, a rare and potentially life-threatening hematologic disease. We are responsible for completing the Phase 2 IMPRSSION study of sapablursen, including the ongoing extension period. Ono is solely responsible for subsequent development, regulatory filings and commercialization of sapablursen.

Over the term of this collaboration, we are eligible to receive up to $940 million, which is comprised of a $280 million upfront payment, a $20 million development milestone payment, up to $20 million in regulatory milestone payments and up to $620 million in sales milestone payments. In addition, we are eligible to receive royalties in the mid-teen percentage range on net sales. From inception through December 31, 2025, we received more than $285 million from this collaboration, which includes the upfront payment and reimbursements for additional R&D services. We will achieve the next payment of $20 million if Ono initiates a pivotal clinical trial under this collaboration.

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

We recognized $278 million of R&D revenue for the license of sapablursen in the second quarter of 2025 because we completed the performance obligation when we delivered the license to Ono. Additionally, in the second quarter of 2025, we completed our R&D services performance obligation and recognized $2 million of R&D revenue.

During the year ended December 31, 2025, we earned the following revenue from our relationship with Ono (in thousands, except percentage amounts):

Year Ended December 31, 2025
Revenue from our relationship with Ono	$284,498
Percentage of total revenue	30%

Our consolidated balance sheets at December 31, 2025 included deferred revenue of $2.9 million from our relationship with Ono. We did not have any deferred revenue from our relationship with Ono at December 31, 2024.

Roche

Sefaxersen (IONIS-FB-LRx) for Complement-Mediated Diseases

In 2018, we entered into a collaboration agreement with Hoffmann-La Roche Inc and F. Hoffmann-La Roche Ltd, collectively Roche to develop sefaxersen (IONIS-FB-LRx) for the treatment of complement-mediated diseases, including immunoglobulin A nephropathy, or IgAN, and geographic atrophy, or GA.

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

In 2023, Roche initiated a Phase 3 study of sefaxersen in patients with IgAN.

In 2024, Roche discontinued development of sefaxersen for the treatment of GA, following the completion of the Phase 2 study, which showed a favorable safety profile and target engagement, but insufficient efficacy to advance into Phase 3 development.

Over the term of the sefaxersen collaboration for the treatment of IgAN, we are eligible to receive up to $430 million, which is comprised of a $35 million license fee, up to $25 million in development milestone payments, up to $90 million in regulatory milestone payments and up to $280 million in sales milestone payments. In addition, we are also eligible to receive tiered royalties from the high teens to 20 percent on net sales. From inception through December 31, 2025, we have received approximately $140 million in payments under this collaboration. We will achieve the next payment of $23.5 million if Roche advances sefaxersen for the treatment of IgAN under this collaboration.

At the commencement of this collaboration in 2018, we identified one performance obligation, which was to perform R&D services for Roche. We recognized revenue for our R&D services performance obligation as we performed services based on our effort to satisfy this performance obligation relative to our total effort expected to satisfy our performance obligation. We completed our performance obligation in the fourth quarter of 2024. As we achieved milestone payments for our R&D services, we included these amounts in our transaction price for our R&D services performance obligation. From inception through the completion of our performance obligation, we have included $97 million in upfront and milestone payments in the transaction price for our R&D services performance obligation under this collaboration.

Huntington’s Disease

In 2013, we entered into an agreement with Roche to develop treatments for Huntington’s disease, or HD, based on our antisense technology. Under the agreement, we discovered and developed tominersen, an investigational medicine targeting HTT protein. We developed tominersen through completion of our Phase 1/2 clinical study in people with early-stage HD. In 2017, upon completion of the Phase 1/2 study, Roche exercised its option to license tominersen. As a result, Roche is responsible for all global development, regulatory and commercialization activities and costs for tominersen.

Over the term of the collaboration, we are eligible to receive up to $395 million, which is comprised of a $30 million upfront payment, a $45 million license fee, up to $70 million in development milestone payments, up to $170 million in regulatory milestone payments and up to $80 million in sales milestone payments as tominersen advances. In addition, we are eligible to receive up to $136.5 million in milestone payments for each additional medicine successfully developed. We are also eligible to receive tiered royalties up to the mid-teens on net sales of any product resulting from this collaboration. From inception through December 31, 2025, we have received more than $150 million in payments under this collaboration. We will achieve the next payment of up to $17.5 million if Roche advances a medicine under this collaboration.

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

Over the term of the collaboration, we are eligible to receive up to $625 million, which is comprised of a $60 million upfront payment, up to $167 million in development milestone payments and up to $398 million in sales milestone payments. In addition, we are eligible to receive tiered royalties up to the mid-teens on net sales. From inception through December 31, 2025, we have received more than $65 million in payments under this collaboration.

We identified two performance obligations under this new agreement, comprised of R&D services for each of the two separate programs. We determined the transaction price to be the $60 million upfront payment we received in 2023. We allocated the transaction price based on the estimated stand-alone selling price of each performance obligation as follows:

●    $45 million for the R&D services for the investigational medicine for AD; and
●    $15 million for the R&D services for the investigational medicine for HD.

We are recognizing revenue for our R&D services performance obligations as we perform services based on our effort to satisfy our performance obligations relative to our total effort expected to satisfy our performance obligations. We completed our performance obligations for the investigational medicines for AD and HD in June 2024 and October 2025, respectively.

During the years ended December 31, 2025, 2024 and 2023, we earned the following revenue from our relationship with Roche (in thousands, except percentage amounts):

	Year Ended December 31,
	2025	2024	2023
Revenue from our relationship with Roche	$7,781	$39,871	$48,838
Percentage of total revenue	1%	6%	6%

We did not have any deferred revenue from our relationship with Roche at December 31, 2025. Our consolidated balance sheet at December 31, 2024 included deferred revenue of $7.7 million from our relationship with Roche.

In January 2026, we achieved a $50 million milestone payment when Roche initiated a Phase 1 trial for an investigational medicine for the treatment of AD. We will achieve the next payment of $10 million if Roche initiates a Phase 2 trial for an investigational medicine for the treatment of AD under this collaboration.

Commercialization Partnerships

Otsuka

In 2023, we entered into an agreement with Otsuka Pharmaceutical Co., Ltd., or Otsuka, to commercialize DAWNZERA in Europe and received a $65 million upfront payment. In 2024, we expanded the agreement to include commercialization rights for DAWNZERA in the Asia-Pacific region. As a result, we received a $20 million upfront payment from Otsuka. We are responsible for the ongoing development of DAWNZERA. We retained the rights to commercialize DAWNZERA in the U.S. and in the rest of the world, assuming regulatory approval.

Over the term of this collaboration, we are eligible to receive up to $290 million, which is comprised of $85 million in upfront payments, up to $65 million in regulatory milestone payments and up to $140 million in sales milestone payments. In addition, we are eligible to receive tiered royalties up to 30 percent on net sales. In 2024, we earned a $15 million milestone payment from Otsuka when the EMA accepted our Marketing Authorization Application, or MAA, filing for DAWNZERA in the EU.

We identified two performance obligations under this agreement, comprised of our license of DAWNZERA to Otsuka and R&D services for DAWNZERA. We determined the transaction price to be $85 million, comprised of the following:

●    $65 million from the upfront payment we received in 2023; and
●    $20 million from the upfront payment we received in 2024.

We allocated the transaction price based on the estimated stand-alone selling price of each performance obligation as follows:

●    $73.5 million for the license of DAWNZERA; and
●    $11.5 million for the R&D services for DAWNZERA.

We are recognizing revenue for our R&D services performance obligation as we perform services based on our effort to satisfy our performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy our performance obligations in December 2026.

In November 2024, we entered into an agreement with Otsuka to commercialize ulefnersen worldwide. We are responsible for the ongoing development of ulefnersen.

From inception through December 31, 2025, we have received more than $120 million in payments under these collaborations.

During the year ended December 31, 2025, we earned the following revenue from our relationship with Otsuka (in thousands, except percentage amount):

	Year Ended December 31,
	2025	2024	2023
Revenue from our relationship with Otsuka	$21,635	$46,856	$56,480
Percentage of total revenue	2%	7%	7%

Our consolidated balance sheets at December 31, 2025 and 2024 included deferred revenue of $4.3 million and $6.7 million, respectively, from our relationship with Otsuka.

In January 2026, we achieved a $15 million milestone payment when the European Commission approved DAWNZERA in the EU. We will achieve the next payment of $20 million if Otsuka receives reimbursement approval for three of the five Major European countries, which include the UK, France, Germany, Italy and Spain.

PTC Therapeutics

In 2018, we entered into an exclusive license agreement with PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. Under the license agreement, we are eligible to receive royalties from PTC in the mid-20 percent range on net sales for each medicine. In 2021 and 2023, we started receiving royalties from PTC for TEGSEDI and WAYLIVRA sales, respectively.

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

In 2023, our distribution agreement for TEGSEDI in North America was terminated and Sobi began transitioning responsibilities to us. Following the transition, we discontinued TEGSEDI in North America in 2024. During the years ended December 31, 2025, 2024 and 2023, we earned nominal revenue from our distribution agreement with Sobi for TEGSEDI in North America.

In 2025, we entered into an agreement with Sobi to commercialize TRYNGOLZA in countries outside of the U.S., Canada and China.

Technology Enhancement Collaborations

Bicycle Therapeutics

In 2020, we entered into a collaboration agreement with Bicycle Therapeutics and obtained an option to license its peptide technology that we expect can expand our LICA platform to target both skeletal and cardiac muscle, and potentially deliver medicines across the blood brain barrier. In 2021, we paid $42 million when we exercised our option to license Bicycle’s technology, which included an equity investment in Bicycle. In 2021, we recorded a $7.2 million equity investment for the shares we received in Bicycle. We recognized the remaining $34.8 million as R&D expense in 2021. We will pay Bicycle milestone payments and royalties that are contingent on the achievement of certain development, regulatory and sales events.

Metagenomi

In 2022, we entered into a collaboration and license agreement with Metagenomi to research, develop and commercialize investigational medicines for up to four initial genetic targets, and, upon the achievement of certain development milestones, four additional genetic targets using gene editing technologies. As a result, we paid and expensed $80 million to license Metagenomi’s technologies and will pay Metagenomi certain fees for the selection of genetic targets. In addition, we will pay Metagenomi milestone payments and royalties that are contingent on the achievement of certain development, regulatory and sales events. We will also reimburse Metagenomi for certain of its costs in conducting its research and drug discovery activities under the collaboration.

Other Agreements

Alnylam Pharmaceuticals, Inc.

Under the terms of our agreement with Alnylam, each party licensed to the other party its early patent estate relating to oligonucleotide chemistry for specified uses (generally, single-stranded ASOs for us and siRNA for Alnylam). Additionally, in 2015, we and Alnylam entered into an alliance in which we exclusively cross-licensed rights to four therapeutic programs. Alnylam granted us an exclusive, royalty-bearing license to its chemistry, RNA targeting mechanism and target-specific intellectual property for oligonucleotides against four targets, including FXI and Apo(a) and two other targets. In exchange, we granted Alnylam an exclusive, royalty-bearing license to our chemistry, RNA targeting mechanism and target-specific intellectual property for oligonucleotides against four other targets.

During the years ended December 31, 2025, 2024 and 2023, we earned the following revenue from our relationship with Alnylam (in thousands, except percentage amounts):

	Year Ended December 31,
	2025	2024	2023
Revenue from our relationship with Alnylam	$7,880	$8,110	$28,426
Percentage of total revenue	1%	1%	4%

We did not have any deferred revenue from our relationship with Alnylam at December 31, 2025 and 2024.

5. Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of December 31, 2025:

One year or less	70%
After one year but within two years	25%
After two years but within three and a half years	5%
Total	100%

As illustrated above, at December 31, 2025, 95 percent of our available-for-sale securities had a maturity of less than two years.

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

At December 31, 2025, we had an ownership interest of less than 20 percent in five private companies and three public companies with which we conduct business.

The following is a summary of our investments (in thousands):

	Amortized	Gross Unrealized		Estimated
December 31, 2025	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$746,814	$991	$(27)	$747,778
Debt securities issued by U.S. government agencies	55,768	92	(5)	55,855
Debt securities issued by the U.S. Treasury (1)	769,034	843	(13)	769,864
Debt securities issued by states of the U.S. and political subdivisions of the states	5,709	11	-	5,720
Total debt securities with a maturity of one year or less	1,577,325	1,937	(45)	1,579,217
Corporate debt securities	435,350	1,586	(106)	436,830
Debt securities issued by U.S. government agencies	92,770	100	(94)	92,776
Debt securities issued by the U.S. Treasury	242,288	595	(1)	242,882
Debt securities issued by states of the U.S. and political subdivisions of the states	1,219	4	-	1,223
Total debt securities with a maturity of more than one year	771,627	2,285	(201)	773,711
Total available-for-sale debt securities	$2,348,952	$4,222	$(246)	$2,352,928
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$35	$(8,920)	$3,012
Privately held equity securities included in deposits and other assets (3)	4,905	54,395	(7,091)	52,209
Total equity securities	16,802	54,430	(16,011)	55,221
Total available-for-sale debt and equity securities	$2,365,754	$58,652	$(16,257)	$2,408,149

	Amortized	Gross Unrealized		Estimated
December 31, 2024	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$593,810	$487	$(240)	$594,057
Debt securities issued by U.S. government agencies	143,647	287	(39)	143,895
Debt securities issued by the U.S. Treasury (1)	657,285	825	(120)	657,990
Debt securities issued by states of the U.S. and political subdivisions of the states	7,516	8	-	7,524
Total debt securities with a maturity of one year or less	1,402,258	1,607	(399)	1,403,466
Corporate debt securities	439,561	723	(2,275)	438,009
Debt securities issued by U.S. government agencies	65,255	137	(289)	65,103
Debt securities issued by the U.S. Treasury	149,086	124	(476)	148,734
Other municipal debt securities	698	-	(2)	696
Total debt securities with a maturity of more than one year	654,600	984	(3,042)	652,542
Total available-for-sale debt securities	$2,056,858	$2,591	$(3,441)	$2,056,008
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$26	$(6,660)	$5,263
Privately held equity securities included in deposits and other assets (3)	23,115	25,001	(7,093)	41,023
Total equity securities	35,012	25,027	(13,753)	46,286
Total available-for-sale debt and equity securities	$2,091,870	$27,618	$(17,194)	$2,102,294
________________
(1)
Includes investments classified as cash equivalents in our consolidated balance sheets.

(2)
Our publicly traded equity securities are included in other current assets. We recognize publicly traded equity securities at fair value. In the year ended December 31, 2025, we recorded a $2.2 million net unrealized loss in our consolidated statement of operations related to changes in the fair value of our investments in publicly traded companies.

(3)
Our privately held equity securities are included in deposits and other assets. We recognize our privately held equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, which are Level 3 inputs. In the year ended December 31, 2025, the amortized cost of our privately held equity securities increased $11.2 million. In the third quarter of 2025, we recorded a $29.4 million unrealized gain related to our investment in a privately held company due to an observable price change in an orderly transaction for a similar investment in the investee. This increase was partially offset by a loss of $18.2 million related to an impairment of our investment in another privately held company that we recorded in the second quarter of 2025.

The following is a summary of our investments we considered to be temporarily impaired at December 31, 2025 (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	72	$167,325	$(126)	$8,712	$(7)	$176,037	$(133)
Debt securities issued by U.S. government agencies	30	75,940	(93)	7,289	(6)	83,229	(99)
Debt securities issued by the U.S. Treasury	8	35,609	(10)	13,290	(4)	48,899	(14)
Total temporarily impaired debt securities	110	$278,874	$(229)	$29,291	$(17)	$308,165	$(246)

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

6. Fair Value Measurements

The following tables present the major security types we held at December 31, 2025 and 2024 that we regularly measure and carry at fair value. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities’ fair value (in thousands):

	At	Quoted Prices in Active Markets	Significant Other Observable Inputs
	December 31, 2025	(Level 1)	(Level 2)
Cash equivalents (1)	$213,579	$213,579	$-
Corporate debt securities (2)	1,184,608	-	1,184,608
Debt securities issued by U.S. government agencies (3)	148,631	-	148,631
Debt securities issued by the U.S. Treasury (3)	1,012,746	1,012,746	-
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	6,943	-	6,943
Publicly traded equity securities included in other current assets (4)	3,012	3,012	-
Total	$2,569,519	$1,229,337	$1,340,182

	At	Quoted Prices in Active Markets	Significant Other Observable Inputs
	December 31, 2024	(Level 1)	(Level 2)
Cash equivalents (1)	$180,445	$180,445	$-
Corporate debt securities (3)	1,032,066	-	1,032,066
Debt securities issued by U.S. government agencies (3)	208,998	-	208,998
Debt securities issued by the U.S. Treasury (3)	806,724	806,724	-
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	7,524	-	7,524
Other municipal debt securities (3)	696	-	696
Publicly traded equity securities included in other current assets (4)	5,263	5,263	-
Total	$2,241,716	$992,432	$1,249,284
________________

The following footnotes reference lines in our consolidated balance sheets:

(1)    Included in cash and cash equivalents.

(2)    $47.8 million was included in cash and cash equivalents, with the difference included in short-term investments.

(3)    Included in short-term investments.

(4)    Included in other current assets.

Convertible Notes

Our 0% Notes due 2030, 1.75% Notes due 2028 and 0% Notes due 2026 had a fair value of $830.3 million, $918.1 million and $594.6 million at December 31, 2025, respectively. Our 1.75% Notes due 2028 and 0% Notes due 2026 had a fair value of $569.3 million and $612.8 million at December 31, 2024, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

7. Long-Term Obligations and Commitments

The carrying value of our long-term obligations was as follows (in thousands):

	December 31,
	2025	2024
0 percent convertible senior notes due 2030	$751,495	$-
1.75 percent convertible senior notes due 2028	567,830	565,026
0 percent convertible senior notes due 2026	431,948	628,535
Liability related to sale of future royalties	551,353	542,212
Lease liabilities	271,892	170,869
Mortgage debt	8,561	8,714
Other obligations	32,786	43,425
Total	$2,615,865	$1,958,781
Less: Current portion	(454,686)	(9,279)
Total long-term obligations	$2,161,179	$1,949,502

As of December 31, 2025, our 0% Notes due 2026 was classified as a current liability because they will mature in April 2026.

Convertible Debt and Call Spread

0 Percent Convertible Senior Notes due 2030

In November 2025, we completed a $770.0 million offering of our 0% Notes due 2030 and used $267.6 million of the net proceeds from the issuance of the 0% Notes due 2030 to repurchase $200.0 million in principal of our 0% Notes due 2026. We expect to use the remaining net proceeds to settle the 0% Notes due 2026 that remain outstanding and for general corporate and working capital purposes.

At December 31, 2025, we had the following 0% Notes due 2030 outstanding (in millions, except interest rate and price per share data):

0% Notes due 2030
Outstanding principal balance	$770.0
Unamortized debt issuance costs	$18.5
Maturity date	December 2030
Interest rate	0%
Effective interest rate	0.5%
Conversion price per share	$98.10
Total shares of common stock subject to conversion	7.8

1.75 Percent Convertible Senior Notes due 2028

In 2023, we completed a $575.0 million offering of our 0.125% Notes due 2024 and used $488.2 million of the net proceeds from the issuance of the 1.75% Notes due 2028 to repurchase $504.4 million in principal of our 0.125% Notes due 2024. In December 2024, we used $44.5 million of the net proceeds to settle the remaining principal balance of our 0.125% Notes due 2024 upon maturity.

At December 31, 2025, we had the following 1.75% Notes due 2028 outstanding (in millions, except interest rate and price per share data):

1.75% Notes due 2028
Outstanding principal balance	$575.0
Unamortized debt issuance costs	$7.2
Maturity date	June 2028
Interest rate	1.75%
Effective interest rate	2.3%
Conversion price per share	$53.73
Total shares of common stock subject to conversion	10.7

0 Percent Convertible Senior Notes due 2026 and Call Spread

In 2021, we completed a $632.5 million offering of our 0% Notes due 2026. We used $319.0 million of the net proceeds from the issuance of our 0% Notes due 2026 to pay the remaining $309.9 million principal balance of our 1% convertible senior notes, or 1% Notes due 2021, in 2021.

At December 31, 2025, we had the following 0% Notes due 2026 outstanding (in millions, except interest rate and price per share data):

0% Notes due 2026
Outstanding principal balance	$432.5
Unamortized debt issuance costs	$0.6
Maturity date	April 2026
Interest rate	0%
Effective interest rate	0.5%
Conversion price per share	$57.84
Effective conversion price per share with call spread	$76.39
Total shares of common stock subject to conversion	7.5

As discussed above, in November 2025, we used $267.6 million of the net proceeds from the issuance of the 0% Notes due 2030 to repurchase $200.0 million in principal of our 0% Notes due 2026 at a premium. We accounted for the repurchase as an induced conversion. As a result of the repurchase, we recognized induced conversion expense of $16.3 million, which we recorded as other expense in our consolidated statement of operations for the year ended December 31, 2025. The induced conversion expense represents the amount we paid in excess of the if-converted value of the notes at the time that the debt repurchase terms were accepted by the noteholders. We recorded the remaining $51.3 million of the premium, which represents the difference between the if-converted value and carrying value of the repurchased notes, and $0.4 million unamortized debt issuance costs related to the repurchased notes as reductions to additional paid-in capital in our consolidated balance sheet. We accounted for the debt repurchase in accordance with the amended accounting guidance under ASU 2024-04. Refer to Note 1, Organization and Significant Accounting Policies, for further details on ASU 2024-04.

In conjunction with the 2021 offering, we entered into a call spread transaction, which was comprised of purchasing note hedges and selling warrants, to minimize the impact of potential economic dilution upon conversion of our 0% Notes due 2026 by increasing the effective conversion price on our 0% Notes due 2026. We increased our effective conversion price to $76.39 with the same number of underlying shares as our 0% Notes due 2026. The call spread cost us $46.9 million, of which $136.7 million was for the note hedge purchase, offset by $89.8 million we received for selling the warrants. Similar to our 0% Notes due 2026, our note hedges are subject to adjustment. Additionally, our note hedges are exercisable upon conversion of the 0% Notes due 2026. The note hedges will expire upon maturity of the 0% Notes due 2026, or April 2026. The warrants will expire in September 2026. The note hedges and warrants are separate transactions and are not part of the terms of our 0% Notes due 2026. The holders of the 0% Notes due 2026 do not have any rights with respect to the note hedges and warrants.

We recorded the amount we paid for the note hedges and the amount we received for the warrants in additional paid-in capital in our consolidated balance sheets. Refer to Note 1, Organization and Significant Accounting Policies, for our Call Spread accounting policy. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

0.125 Percent Convertible Senior Notes due 2024 and Call Spread

In 2019, we entered into privately negotiated exchange and/or subscription agreements with certain new investors and certain holders of our 1% Notes due 2021 to exchange $375.6 million of our 1% Notes due 2021 for $439.3 million of our 0.125% Notes due 2024, and to issue $109.5 million of our 0.125% Notes due 2024.

As discussed above, in 2023, we repurchased $504.4 million of our 0.125% Notes due 2024. As a result of the repurchase, we recognized a $13.4 million gain on the early retirement of debt, which we recorded as other income in our consolidated statement of operations for the year ended December 31, 2023. The gain on the early retirement of our debt is the difference between the amounts paid to repurchase our 0.125% Notes due 2024 and the net carrying balance of the liability at the time that we completed the repurchases. We paid the remaining principal balance of our 0.125% Notes due 2024 with $44.5 million of cash at maturity in December 2024.

In conjunction with the issuance of our 0.125% Notes due 2024 in 2019, we entered into a call spread transaction, which was comprised of purchasing note hedges and selling warrants, to minimize the impact of potential economic dilution upon conversion of our 0.125% Notes due 2024 by increasing the effective conversion price on our 0.125% Notes due 2024. We increased our effective conversion price from $83.28 to $123.38 with the same number of underlying shares as our 0.125% Notes due 2024. The call spread cost us $52.6 million, of which $108.7 million was for the note hedge purchase, offset by $56.1 million we received for selling the warrants. Similar to our 0.125% Notes due 2024, our note hedges were subject to adjustment. Additionally, our note hedges were exercisable upon conversion of the 0.125% Notes due 2024. The note hedges expired upon maturity of the 0.125% Notes due 2024 in December 2024. The warrants expired in March 2025. The note hedges and warrants were separate transactions and were not part of the terms of our 0.125% Notes due 2024. The holders of the 0.125% Notes due 2024 did not have any rights with respect to the note hedges and warrants.

We recorded the amount we paid for the note hedges and the amount we received for the warrants in additional paid-in capital in our consolidated balance sheets. Refer to Note 1, Organization and Significant Accounting Policies, for our Call Spread accounting policy. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

Other Terms of Convertible Senior Notes

The 0% Notes due 2030, 1.75% Notes due 2028 and 0% Notes due 2026 are convertible under certain conditions, at the option of the note holders. We can settle conversions of the notes, at our election, in cash, shares of our common stock or a combination of both. We may not redeem the notes prior to maturity, and we do not have to provide a sinking fund for them. Holders of the notes may require us to purchase some or all of their notes upon the occurrence of certain fundamental changes, as set forth in the indentures governing the notes, at a purchase price equal to 100 percent of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. The 0.125% Notes due 2024 were subject to similar terms.

We have elected to settle the 0% Notes due 2026 with cash for the principal amount and shares of our common stock for the conversion value.

Our total interest expense for our outstanding senior convertible notes for the years ended December 31, 2025, 2024 and 2023 included $6.3 million, $6.1 million and $5.9 million, respectively, of non-cash interest expense related to the amortization of debt issuance costs for our convertible notes.

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

In 2023, we closed the second transaction and transferred legal ownership of two lots of undeveloped land adjacent to our headquarters to the real estate investor for a purchase price of $33.0 million. In connection with this transaction, we entered into a build-to-suit lease agreement with the same real estate investor to lease a new R&D facility. The lessor developed and constructed a new building composed of R&D and office space. We are designing and constructing tenant improvements to customize the facility’s interior space. The lease commenced in September 2025 when the lessor completed constructing the structure of the new facility. The initial lease term for this facility is 15 years with options to extend the lease for two additional terms of five years each.

Since the building was under construction and unavailable to lease, we were unable to complete the sale-leaseback evaluation under ASC Topic 842, Leases, in 2023. As a result, the land remained in our consolidated balance sheets and we accounted for the proceeds as a financial liability. In September 2025, we reassessed the transaction under the sale-leaseback accounting guidance when the facility became available for lease commencement. We determined the transaction qualified as a sale-leaseback transaction upon lease commencement. As a result, we de-recognized the land and recorded a net gain of $4.2 million that we reported within operating loss in our consolidated statements of operations. In addition, we recorded a financial liability of $19.6 million, which reflects the difference in the fair value of the land as of the lease commencement date compared to the purchase price of the land in 2023. We reported the current portion of the financial liability in other current liabilities and the non-current portion of the financial liability in long-term obligations in our consolidated balance sheets. We recognize interest expense related to the financial liability based on our incremental borrowing rate at the commencement of the lease. We allocate payments to the lessor between the financial liability and lease expense.

Debt Maturity Schedules

Annual convertible and mortgage debt maturities, including fixed and determinable interest, at December 31, 2025 are as follows (in thousands):

2026	$443,157
2027	18,737
2028	580,091
2029	60
2030	770,060
Thereafter	300
Total debt and mortgage maturities	$1,812,405
Less: Current portion included in current liabilities	(432,120)
Less: Fixed and determinable interest	(26,040)
Less: Debt issuance costs	(26,246)
Total long-term debt	$1,327,999

Operating Leases

Carlsbad Leases

We lease a facility adjacent to our manufacturing facility that has laboratory and office space that we use to support our manufacturing facility. We lease this space under a non-cancelable operating lease. In 2020, we exercised our option to extend our lease, extending our lease term from June 2021 to August 2026. In 2025, we exercised our second option to extend our lease, extending our lease term from August 2026 to October 2031. We have no remaining options to extend this lease.

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

As discussed above in the section titled, Financing Arrangements, we lease our headquarters, which includes our primary R&D facility, as part of a sale and leaseback transaction that closed in 2022. The initial lease term for our headquarters facilities is 15 years with options to extend the lease for two additional terms of five years each. We determined at lease inception that it was not reasonably certain that we would exercise any of the options to extend the lease. We estimated our lease payments over the initial term to total approximately $280 million.

In connection with the transfer of legal ownership of the two lots of undeveloped land to the real estate investor, we entered into a build-to-suit lease agreement with the same real estate investor to build a new R&D facility for us on those lots. The lease commenced in September 2025 when the lessor completed constructing the structure of the new facility. The initial lease term for this facility is 15 years with options to extend the lease for two additional terms of five years each. We determined at lease inception that it was not reasonably certain that we would exercise any of the options to extend the lease. We estimated our lease payments over the initial term to total approximately $230 million. In addition, we expect to receive reimbursements totaling $41.2 million from the lessor for tenant improvements that we own.

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

We entered into an operating lease agreement for another office space located in Boston, Massachusetts which commenced in 2021. We are leasing this space under a non-cancelable operating lease with an initial term ending 91 months following the lease commencement date. Under the lease agreement, we received a seven-month free rent period, which commenced in November 2021. In 2025, we exercised our option to extend our lease, extending our lease term from May 2029 to February 2038. Under the lease extension agreement, we received a nine-month free rent period, which will commence in June 2029.

When we determined our lease term for our operating lease right-of-use assets and lease liabilities for these leases, we did not include the extension options for these leases in the original lease term because it was not reasonably certain we would exercise those extension options.

Amounts related to our operating leases were as follows (dollar amounts in millions):

December 31, 2025
Right-of-use operating lease assets	$238.5
Operating lease liabilities	$271.9
Weighted average remaining lease term	12.6 years
Weighted average discount rate	7.0%

During the years ended December 31, 2025, 2024, and 2023 we paid $24.4 million, $20.5 million and $20.1 million of lease payments, which were included in operating activities in our consolidated statements of cash flows.

As of December 31, 2025, the future payments for our operating lease liabilities are as follows (in thousands):

Operating Leases
Year Ending December 31,
2026	$35,531
2027	36,564
2028	36,877
2029	34,948
2030	34,893
Thereafter	306,003
Total minimum lease payments	$484,816
Less: Imputed interest	(212,924)
Less: Current portion included in other current liabilities	(9,509)
Total long-term lease liabilities	$262,383

Rent expense was $26.0 million, $23.2 million and $23.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Royalty Revenue Monetization

In January 2023, we entered into a royalty purchase agreement with Royalty Pharma Investments, or Royalty Pharma, to monetize a portion of our future SPINRAZA and pelacarsen royalties we are entitled to under our agreements with Biogen and Novartis, respectively. As a result, we received an upfront payment of $500 million and we are eligible to receive up to $625 million in additional regulatory and sales milestone payments. Under the terms of the agreement, Royalty Pharma will receive 25 percent of our SPINRAZA royalty payments from 2023 through 2027, increasing to 45 percent of royalty payments in 2028, on up to $1.5 billion in annual SPINRAZA sales. In addition, Royalty Pharma will receive 25 percent of any future royalty payments on pelacarsen. Royalty Pharma’s royalty interest in SPINRAZA will revert to us after total SPINRAZA royalty payments to Royalty Pharma reach either $475 million or $550 million, depending on the timing and occurrence of FDA approval of pelacarsen.

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

We determine the effective interest rate used to record interest expense under this agreement based on an estimate of future royalty payments to Royalty Pharma. As of December 31, 2025 and 2024, the estimated effective interest rate under the agreement was 12.4 percent and 13.5 percent, respectively.

The following is a summary of our liability related to sale of future royalties for the year ended December 31, 2025 (in thousands):

Proceeds from sale of future royalties in January 2023	$500,000
Issuance costs related to sale of future royalties	(10,434)
Royalty payments to Royalty Pharma	(44,628)
Interest expense related to sale of future royalties	68,238
Amortization of issuance costs related to sale of future royalties	560
Liability related to sale of future royalties, net as of December 31, 2023	$513,736
Royalty payments to Royalty Pharma	(44,981)
Interest expense related to sale of future royalties	72,846
Amortization of issuance costs related to sale of future royalties	611
Liability related to sale of future royalties, net as of December 31, 2024	$542,212
Royalty payments to Royalty Pharma	(52,452)
Interest expense related to sale of future royalties	72,671
Amortization of issuance costs related to sale of future royalties	611
Liability related to sale of future royalties, net as of December 31, 2025	563,042
Less: Current portion included in other current liabilities	(11,689)
Liability related to sale of future royalties, net as of December 31, 2025 – Non-current	$551,353

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

8. Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 15 million shares of “blank check” Preferred Stock. As of December 31, 2025, there were no shares of Preferred Stock outstanding. We have designated Series C Junior Participating Preferred Stock but have no issued or outstanding shares as of December 31, 2025.

Common Stock

At December 31, 2025 and 2024, we had 300 million shares of common stock authorized, of which 163.3 million and 157.9 million were issued and outstanding, respectively. As of December 31, 2025, total common shares reserved for future issuance were 45.1 million.

During the years ended December 31, 2025, 2024 and 2023, we issued 5.4 million, 2.1 million and 2.3 million shares of common stock, respectively, for stock option exercises, vesting of restricted stock units, and ESPP purchases. We received net proceeds from these transactions of $192.6 million, $33.6 million and $49.4 million in 2025, 2024 and 2023, respectively.

In September 2024, we completed the sale of 11.5 million shares of our common stock through a public offering at a price of $43.50 per share. We received net proceeds of $489.1 million from the sale of these shares net of underwriting discounts and commissions and other offering expenses of $11.2 million.

Stock Plans

2011 Equity Incentive Plan

In 2011, our Board of Directors adopted, and the stockholders subsequently approved, a stock option plan that provides for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and performance cash awards to our employees, directors, and consultants. In June 2015, May 2017 and June 2019, after receiving approval from our stockholders, we amended our 2011 Equity Incentive Plan, or 2011 Plan, to increase the total number of shares reserved for issuance. We increased the shares available under our 2011 Equity Incentive Plan from 5.5 million to 11.0 million in June 2015, from 11.0 million to 16.0 million in May 2017 and from 16.0 million to 23.0 million in June 2019. In June 2021, after receiving approval from our stockholders, we amended our 2011 Plan. The amendment increased the total number of shares of common stock authorized for issuance under the 2011 Plan from 23.0 million to 29.7 million and added a fungible share counting ratio whereby the share reserve will be reduced by 1.7 shares for each share of common stock issued pursuant to a full value award (i.e., RSU or PRSU) and increased by 1.7 shares for each share of common stock returning from a full value award. In June 2023, after receiving approval from our stockholders, we amended our 2011 Plan to increase the total number of shares of common stock authorized for issuance under the 2011 Plan from 29.7 million to 35.2 million. In June 2024, after receiving approval from our stockholders, we amended our 2011 Plan to increase the total number of shares of common stock authorized for issuance under the 2011 Plan from 35.2 million to 38.5 million. In June 2025, after receiving approval from our stockholders, we amended our 2011 Plan to increase the total number of shares of common stock authorized for issuance under the 2011 Plan from 38.5 million to 42.5 million.

The plan expires in June 2031. The 2011 Plan does not allow us to reduce the exercise price of any outstanding stock options or stock appreciation rights or cancel any outstanding stock options or stock appreciation rights that have an exercise price or strike price greater than the current fair market value of the common stock in exchange for cash or other stock awards unless our stockholders approve such action. Currently we anticipate awarding only stock options, RSU and PRSU awards to our employees, directors and consultants. Options vest over a four-year period, with 25 percent exercisable at the end of one year from the date of the grant and the balance vesting ratably, on a monthly basis, thereafter and have a term of seven years. Options granted after December 31, 2021 have a term of ten years. We have granted restricted stock unit awards to our employees under the 2011 Plan which vest annually over a four-year period. At December 31, 2025, a total of 9.1 million options were outstanding, of which 5.7 million were exercisable, 4.9 million restricted stock unit awards were outstanding, and 7.7 million shares were available for future grant under the 2011 Plan.

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

2020 Equity Incentive Plan

In connection with the Akcea Merger in 2020, we assumed the unallocated portion of the available share reserve under the Akcea 2015 Equity Incentive Plan. In 2020, we amended and restated the Akcea 2015 Equity Incentive Plan, including renaming the plan as the Ionis Pharmaceuticals, Inc. 2020 Equity Incentive Plan, or 2020 Plan. The 2020 Plan provided for the issuance of up to 2.6 million shares of our Common Stock to our employees, directors and consultants who were employees of Akcea prior to the Akcea Merger. In the second quarter of 2021, our Compensation Committee approved an amendment to the 2020 Plan. The amendment decreased the total number of shares of common stock authorized for issuance under the 2020 Plan from approximately 2.6 million to 1.6 million. We assumed the 2020 Plan in connection with Ionis’ reacquisition of all of the outstanding shares of Akcea Therapeutics, Inc. as part of the Akcea Merger.

The plan expired in December 2025. The 2020 Plan does not allow us to reduce the exercise price of any outstanding stock options or stock appreciation rights or cancel any outstanding stock options or stock appreciation rights that have an exercise price or strike price greater than the current fair market value of the common stock in exchange for cash or other stock awards unless our stockholders approve such action. We awarded only stock options and RSU awards to our eligible employees, directors and consultants. Options vest over a four-year period, with 25 percent exercisable at the end of one year from the date of the grant and the balance vesting ratably, on a monthly basis, thereafter and have a term of seven years. Options granted after December 31, 2021 have a term of ten years. We have granted restricted stock unit awards to our employees under the 2020 Plan which vest annually over a four-year period. At December 31, 2025, a total of 0.4 million options were outstanding, of which 0.2 million were exercisable, 0.3 million restricted stock unit awards were outstanding, and no shares were available for future grant under the 2020 Plan.

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

Options under this plan expire 10 years from the date of grant. At December 31, 2025, a total of 0.8 million options were outstanding, of which 0.7 million were exercisable, 0.1 million restricted stock unit awards were outstanding, and 0.4 million shares were available for future grant under the 2002 Plan.

Employee Stock Purchase Plan

In 2009, our Board of Directors adopted, and the stockholders subsequently approved, the amendment and restatement of the ESPP and we reserved an additional 150,000 shares of common stock for issuance thereunder. In each of the subsequent years until 2019, we reserved an additional 150,000 shares of common stock for the ESPP resulting in a total of 3.2 million shares authorized under the plan as of December 31, 2025. The ESPP permits full-time employees to purchase common stock through payroll deductions (which cannot exceed 10 percent of each employee’s compensation) at the lower of 85 percent of fair market value at the beginning of the purchase period or the end of each purchase period. Under the amended and restated ESPP, employees must hold the stock they purchase for a minimum of six months from the date of purchase. During 2025, employees purchased and we issued to employees 0.1 million shares under the ESPP at a weighted average price of $30.93 per share. At December 31, 2025, there were 0.1 million shares available for purchase under the ESPP.

Stock Option Activity

The following table summarizes the stock option activity under our stock plans for the year ended December 31, 2025 (in thousands, except per share and contractual life data):

			Average
		Weighted	Remaining	Aggregate
	Number	Average Exercise	Contractual Term	Intrinsic
	of Shares	Price Per Share	(Years)	Value
Outstanding at December 31, 2024	14,717	$48.23
Granted	1,713	$37.43
Exercised	(3,904)	$49.32
Cancelled/forfeited/expired	(2,214)	$48.65
Outstanding at December 31, 2025	10,312	$45.93	5.80	$342,234
Exercisable at December 31, 2025	6,601	$48.12	4.38	$204,624

The weighted-average estimated fair values of options granted were $18.07, $24.37 and $19.72 for the years ended December 31, 2025, 2024 and 2023, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 were $68.4 million, $3.6 million and $6.0 million, respectively, which we determined as of the date of exercise. The amount of cash received from the exercise of stock options was $192.5 million, $15.8 million and $65.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, the weighted-average fair value of options exercised was $66.84, $48.59 and $49.23. As of December 31, 2025, total unrecognized compensation cost related to non-vested stock options was $118.4 million. We expect to recognize this cost over a weighted average period of 1.1 years. We will adjust the total unrecognized compensation cost for future changes in estimated forfeitures.

Restricted Stock Unit Activity

The following table summarizes the RSU activity for the year ended December 31, 2025 (in thousands, except per share data):

		Weighted Average
	Number	Grant Date Fair
	of Shares	Value Per Share
Non-vested at December 31, 2024	3,831	$46.06
Granted	2,510	$36.62
Vested	(1,375)	$46.18
Cancelled/forfeited	(222)	$41.80
Non-vested at December 31, 2025	4,744	$41.22

For the years ended December 31, 2025, 2024 and 2023, the weighted-average grant date fair value of RSUs granted was $36.62, $50.92 and $40.51 per RSU, respectively. As of December 31, 2025, total unrecognized compensation cost related to RSUs was $108.4 million. We expect to recognize this cost over a weighted average period of 1.3 years. We will adjust the total unrecognized compensation cost for future changes in estimated forfeitures.

Performance Restricted Stock Unit Activity

The following table summarizes the PRSU activity for the year ended December 31, 2025 (in thousands, except per share data):

		Weighted Average
	Number	Grant Date Fair
	of Shares	Value Per Share
Non-vested at December 31, 2024	307	$66.72
Granted	214	$48.81
Vested	(48)	$45.41
Cancelled/forfeited	-	$-
Non-vested at December 31, 2025	473	$60.68

For the years ended December 31, 2025, 2024 and 2023, the weighted-average grant date fair value of PRSUs granted was $48.81, $78.41 and $57.43 per PRSU, respectively. As of December 31, 2025, total unrecognized compensation cost related to PRSUs was $10.0 million. We expect to recognize this cost over a weighted average period of 1.2 years. We will adjust the total unrecognized compensation cost for future changes in estimated forfeitures.

Stock-based Compensation Expense and Valuation Information

The following table summarizes stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$1,901	$767	$499
Research, development and patent expense	90,098	92,403	77,826
Selling, general and administrative expense	41,875	37,030	27,484
Stock-based compensation expense, net of amounts capitalized	$133,874	$130,200	$105,809
Capitalized stock-based compensation expense	1,790	799	-
Total stock-based compensation expense	$135,664	$130,999	$105,809

Stock-based compensation expense was essentially flat in 2025 compared to 2024. Stock-based compensation expense increased in 2024 compared to 2023 due to increased headcount and a higher stock price on the grant date of annual equity awards in 2024 compared to 2023. Refer to Note 1, Organization and Significant Accounting Policies, for further details on how we determine the fair value of stock options granted, RSUs, PRSUs and stock purchase rights under the ESPP.

For the years ended December 31, 2025, 2024 and 2023, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.4%	4.1%	3.8%
Dividend yield	0.0%	0.0%	0.0%
Volatility	42.1%	43.7%	46.8%
Expected life	6.3 years	6.3 years	6.3 years

Board of Director Stock Options:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.0%	4.5%	3.8%
Dividend yield	0.0%	0.0%	0.0%
Volatility	43.0%	49.8%	52.7%
Expected life	7.4 years	7.5 years	7.7 years

ESPP:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.2%	5.2%	5.3%
Dividend yield	0.0%	0.0%	0.0%
Volatility	48.2%	37.8%	36.0%
Expected life	6 months	6 months	6 months

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

Expected Life. The expected term of stock options we have granted represents the period of time that we expect them to be outstanding. Historically, we estimated the expected term of options we have granted based on actual and projected exercise patterns. In 2021, our Compensation Committee approved an amendment to the 2011 Equity Incentive Plan, or 2011 Plan, and the 2020 Equity Incentive Plan, or 2020 Plan, that increased the contractual term of stock options granted under these plans from seven to ten years for stock options granted on January 1, 2022 and thereafter. We determined that we are unable to rely on our historical exercise data as a basis for estimating the expected life of stock options granted to employees following this change because the contractual term changed and we have no other means to reasonably estimate future exercise behavior. We therefore used the simplified method for determining the expected life of stock options granted to employees in the years ended December 31, 2025, 2024 and 2023. Under the simplified method, we calculate the expected term as the average of the time-to-vesting and the contractual life of the options. As we gain additional historical information, we will transition to calculating our expected term based on our historical exercise patterns.

Forfeitures. We reduce stock-based compensation expense for estimated forfeitures. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on historical experience.

9. Income Taxes

We adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis for the year ended December 31, 2025.

Loss before income taxes is comprised of (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(381,180)	$(460,712)	$(334,707)
Foreign	1,579	644	742
Loss before income taxes	$(379,601)	$(460,068)	$(333,965)

Our income tax expense (benefit) was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$(1,015)	$(5,492)	$35,861
State	2,580	(848)	(3,687)
Foreign	221	169	147
Total current income tax expense (benefit)	1,786	(6,171)	32,321

Deferred:
Federal	-	-	-
State	-	-	-
Total deferred income tax expense (benefit)	-	-	-
Total income tax expense (benefit)	$1,786	$(6,171)	$32,321

Our expense (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate to loss before income taxes. The sources and tax effects of the differences, applying ASU 2023-09 prospectively, are as follows (in thousands):

	Year Ended December 31, 2025
Pre-tax loss	$(379,601)

Statutory rate	(79,716)	21.0%
State and local income tax, net of federal income tax effect (a)	353	(0.1)%
Foreign tax effects	(118)	0.0%
Effect of cross-border tax laws	459	(0.1)%
Changes in unrecognized tax benefits	12,145	(3.2)%
Changes in valuation allowances	93,773	(24.7)%
Tax credits:
Research and development tax credits	(17,754)	4.7%
Orphan drug tax credits	(30,521)	8.0%
Non-taxable or non-deductible items:
Stock-based compensation	19,269	(5.1)%
Other	4,184	(1.1)%
Other	(288)	0.1%
Effective rate	$1,786	(0.5)%

(a)    State taxes in California and New York made up the majority (greater than 50 percent) of the tax effect in this category.

Our expense (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate to loss before income taxes. The sources and tax effects of the differences, applying ASC 740 prior to the adoption of ASU 2023-09, are as follows (in thousands):

	Year Ended December 31,
	2024		2023
Pre-tax loss	$(460,068)		$(333,965)

Statutory rate	(96,614)	21.0%	(70,133)	21.0%
State income tax net of federal benefit	(11,889)	2.6%	(22,597)	6.8%
Foreign	15	0.0%	(22)	0.0%
Net change in valuation allowance	152,590	(33.2)%	175,388	(52.5)%
Tax credits	(53,497)	11.6%	(67,131)	20.1%
Tax rate change	10,815	(2.4)%	1,023	(0.3)%
Non-deductible compensation	1,895	(0.4)%	3,814	(1.1)%
Other non-deductible items	188	0.0%	327	(0.1)%
Foreign-derived intangible income benefit	(21,071)	4.6%	(7,493)	2.2%
Stock-based compensation	10,732	(2.3)%	19,546	(5.9)%
Other	665	(0.2)%	(401)	0.1%
Effective rate	$(6,171)	1.3%	$32,321	(9.7)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred Tax Assets:
Net operating loss carryovers	$290,851	$95,851
Tax credits	361,056	310,703
Deferred revenue	38,830	54,063
Stock-based compensation	67,585	82,660
Intangible and capital assets	76,283	93,541
Convertible debt	1,305	9,310
Capitalized research and development expenses	233,485	323,560
Long-term lease liabilities	71,871	41,481
Sale of future royalties	156,870	148,918
Other	12,755	14,024
Total deferred tax assets	$1,310,891	$1,174,111

Deferred Tax Liabilities:
Fixed assets	(8,062)	(5,719)
Right-of-use assets	(58,740)	(36,788)
Other	(7,154)	(1,896)
Net deferred tax asset	$1,236,935	$1,129,708
Valuation allowance	(1,236,935)	(1,129,708)
Total net deferred tax assets and liabilities	$-	$-

As of December 31, 2025, we maintained a full valuation allowance on our net deferred tax assets. We determined the valuation allowance in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are realizable. Our recent history of cumulative losses and expected near-term future losses require us to record a full valuation allowance against all net deferred tax assets. We will maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Our valuation allowance increased by $107 million from December 31, 2024 to December 31, 2025. The increase in valuation allowance was primarily related to increases in our federal net operating loss from our current year loss and deduction for previously capitalized domestic research and development expenses permitted under H.R.1 - 119th Congress.

At December 31, 2025, we had federal and state, primarily California, tax net operating loss carryforwards of $1,206.5 million and $570.6 million, respectively. Our federal tax loss carryforwards are available indefinitely. Our California tax loss carryforwards will begin to expire in 2032. At December 31, 2025, we also had federal and California research and development tax credit carryforwards of $285.5 million and $151.7 million, respectively. Our federal research and development tax credit carryforwards will begin to expire in 2037. Our California research and development tax credit carryforwards are available indefinitely. Our 2023 current tax expense includes a benefit of approximately $3.2 million related to the utilization of state tax loss carryforwards, primarily California.

Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

We analyze filing positions in all U.S. federal, state and foreign jurisdictions where we file income tax returns, and all open tax years in these jurisdictions to determine if we have any uncertain tax positions on any of our income tax returns. We recognize the impact of an uncertain tax position on an income tax return at the largest amount that the relevant taxing authority is more-likely-than-not to sustain upon audit. We do not recognize uncertain income tax positions if they have less than 50 percent likelihood of the applicable tax authority sustaining our position.

The following table summarizes our gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance of unrecognized tax benefits	$41,161	$43,298	$56,567
Decrease for lapse of statute of limitations	(137)	(7,579)	(14,993)
Decrease for prior period tax positions	-	(110)	(737)
Increase for prior period tax positions	5,776	1,902	429
Increase for current period tax positions	7,162	3,650	2,032
Ending balance of unrecognized tax benefits	$53,962	$41,161	$43,298

Included in the balance of unrecognized tax benefits at December 31, 2025, 2024 and 2023 was $0.2 million, $0.3 million and $0.3 million respectively, that if we recognized, could impact our effective tax rate, subject to our remaining valuation allowance.

We recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended December 31, 2025, 2024 and 2023, we recognized $0.1 million, $0.1 million and $0.1 million, respectively, of accrued interest and penalties related to gross unrecognized tax benefits.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for tax year 2023, and U.S. federal tax years 2022 and 2024 remain open to examination. In addition, tax years 2021 through 2024 remain open to examination by major state taxing jurisdictions, primarily California. Net operating loss and credit carryforwards generated prior to these periods may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have been used in an open period or are used in a future period.

Accounting guidance for income taxes requires a deferred tax liability to be established for the tax impact of undistributed earnings of foreign subsidiaries unless it can be shown that these earnings will be permanently reinvested outside the U.S. If our foreign earnings were to be repatriated in the future, the estimated tax liability would be nominal.

Income taxes paid (net of refunds received), applying ASU 2023-09 prospectively during the tax year ended December 31, 2025, are as follows (in thousands):

Year Ended December 31, 2025
Federal	$(37)
State:
California	(405)
Kentucky	(288)
Tennessee	42
Other states	3
Total state	(648)
Foreign	46
Total income tax refunds, net	$(639)

10. Employment Benefits

We have employee 401(k) salary deferral plans covering all employees. Employees could make contributions by withholding a percentage of their salary up to the IRS annual limits of $23,500 and $31,000 in 2025 for employees under 50 years old and employees 50 years old or over, respectively. We made approximately $10.6 million, $8.6 million and $7.1 million in matching contributions for the years ended December 31, 2025, 2024 and 2023, respectively.

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

On September 10, 2025, Arrowhead Pharmaceuticals, Inc., or Arrowhead, filed a lawsuit in the District of Delaware, or the Delaware Lawsuit, seeking a declaratory judgment that our patent US9,593,333 is invalid or not infringed by use of Arrowhead's ApoCIII inhibitor plozasiran. On September 11, 2025, we filed a lawsuit in the Central District of California, or the California Lawsuit, asserting infringement of that same patent by Arrowhead's announced intention to commercialize plozasiran in November 2025. On December 23, 2025, the Delaware Lawsuit was dismissed in favor of the California Lawsuit. On January 12, 2026, Arrowhead filed its Answer to our Complaint and Counterclaims, which are similar to its previously filed claims in the Delaware Lawsuit. Accordingly, the consolidated dispute is proceeding in the Central District of California.

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

The following table sets forth information on segment profit or loss, including significant segment expenses (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$943,711	$705,138	$787,647

Less:
Cost of sales	14,008	10,415	8,686
Drug discovery	125,156	114,350	125,649
Drug development	486,199	527,259	530,332
Medical affairs	32,005	27,229	19,454
Manufacturing and development chemistry	87,314	57,729	65,293
R&D support	94,847	82,559	81,019
Selling, general and administrative	351,992	230,478	205,135
Other segment items (1)	133,577	109,016	118,365
Consolidated net loss	$(381,387)	$(453,897)	$(366,286)

(1)
Other segment items include stock-based compensation expense, investment income, interest expense, gain or loss on investments, gain or loss on early retirement of debt, other income or expense and income tax expense or benefit.

13. Fourth Quarter Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized fourth quarter data for 2025 and 2024 are as follows (in thousands, except per share data).

Three Months Ended December 31,	2025	2024
Revenue (1)	$203,330	$226,577
Operating expenses (2)	$417,789	$337,398
Loss from operations	$(214,459)	$(110,821)
Net loss	$(229,394)	$(104,349)
Basic net loss per share (3) (4)	$(1.41)	$(0.66)
Diluted net loss per share (3) (5)	$(1.41)	$(0.66)
________________
(1)
Revenue was lower in the three months ended December 31, 2025 compared to the same period in 2024 primarily due to significant partner payments earned in the fourth quarter of 2024, including the $30 million milestone payment we earned from AstraZeneca when the MHRA approved WAINZUA for ATTRv-PN in the UK, $25 million payment we earned when AstraZeneca licensed a compound from us and $15 million milestone payment we earned from Otsuka when the EMA accepted our MAA filing for DAWNZERA in the EU. In addition, WAINUA joint development revenue decreased in the three months ended December 31, 2025 compared to the same period in 2024 as development activities relating to ATTRv-PN wound down with the launch of WAINUA. These activities were partially offset by TRYNGOLZA and DAWNZERA net product sales that we earned in the three months ended December 31, 2025.

(2)
Operating expenses increased in the three months ended December 31, 2025 compared to the same period in 2024 primarily due to the launches of TRYNGOLZA, DAWNZERA and WAINUA.

(3)
We compute net loss per share independently for each quarter during the year.

(4)
As discussed in Note 1, Organization and Significant Accounting Policies, we compute basic net loss per share by dividing the total net loss by our weighted-average number of common shares outstanding during the period.

(5)
We incurred a net loss for the fourth quarter of 2025 and 2024. As a result, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive.