Form 10-Q
period 2026-03-31
IONIS PHARMACEUTICALS INC
filed 2026-04-29
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The number of shares of voting common stock outstanding as of April 23, 2026 was 165,262,556.

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

PART I — FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$173,381	$372,260
Short-term investments	1,745,732	2,305,176
Escrow deposit for maturity of 0 percent convertible senior notes due April 2026	632,511	-
Contracts receivable	73,684	66,059
Inventories	5,557	10,048
Other current assets	306,080	237,092
Total current assets	2,936,945	2,990,635
Property, plant and equipment, net	142,401	123,048
Right-of-use assets	235,064	238,549
Deposits and other assets	135,559	171,604
Total assets	$3,449,969	$3,523,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,030	$28,082
Accrued compensation	36,049	116,236
Accrued liabilities	126,549	106,089
Income taxes payable	2,874	2,713
0 percent convertible senior notes due April 2026	432,500	431,948
Current portion of deferred contract revenue	69,199	73,761
Other current liabilities	23,390	22,738
Total current liabilities	716,591	781,567
Long-term deferred contract revenue	75,745	92,001
0 percent convertible senior notes due 2030, net	752,425	751,495
1.75 percent convertible senior notes due 2028, net	568,540	567,830
Liability related to sale of future royalties, net	557,765	551,353
Long-term lease liabilities	259,215	262,383
Long-term obligations	28,274	28,118
Total liabilities	2,958,555	3,034,747
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 165,902,064 and 163,304,875 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	166	163
Additional paid-in capital	3,245,994	3,145,402
Accumulated other comprehensive loss	(31,023)	(25,281)
Accumulated deficit	(2,723,723)	(2,631,195)
Total stockholders' equity	491,414	489,089
Total liabilities and stockholders’ equity	$3,449,969	$3,523,836

See accompanying notes.

 IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue:
Commercial revenue:
Product sales, net	$42,955	$6,287
Royalty revenue	58,323	64,166
Other commercial revenue	6,532	5,715
Total commercial revenue	107,810	76,168
Research and development revenue:
Collaborative agreement revenue	120,660	45,031
WAINUA joint development revenue	17,621	10,413
Total research and development revenue	138,281	55,444
Total revenue	246,091	131,612

Expenses:
Cost of sales	2,983	1,463
Research, development and patent	210,173	200,759
Selling, general and administrative	150,359	76,250
Total operating expenses	363,515	278,472

Loss from operations	(117,424)	(146,860)

Other income (expense):
Investment income	25,484	24,667
Interest expense	(5,160)	(4,108)
Interest expense related to sale of future royalties	(17,337)	(18,822)
Gain (loss) on investments, net	22,583	(2,164)
Other income (expense), net	(456)	465

Loss before income tax expense	(92,310)	(146,822)

Income tax expense	(218)	(116)

Net loss	$(92,528)	$(146,938)

Basic and diluted net loss per share	$(0.56)	$(0.93)
Shares used in computing basic and diluted net loss per share	164,874	158,735

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(92,528)	$(146,938)
Unrealized gains (losses) on debt securities, net of tax	(5,604)	1,630
Currency translation adjustment	(138)	232
Comprehensive loss	$(98,270)	$(145,076)

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other		Total
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2024	157,909	$158	$2,868,812	$(30,811)	$(2,249,808)	$588,351
Net loss	-	-	-	-	(146,938)	(146,938)
Change in unrealized gains, net of tax	-	-	-	1,630	-	1,630
Foreign currency translation	-	-	-	232	-	232
Issuance of common stock in connection with employee stock plans, net	1,132	1	2,241	-	-	2,242
Stock-based compensation expense	-	-	30,209	-	-	30,209
Balance at March 31, 2025	159,041	$159	$2,901,262	$(28,949)	$(2,396,746)	$475,726

Balance at December 31, 2025	163,305	$163	$3,145,402	$(25,281)	$(2,631,195)	$489,089
Net loss	-	-	-	-	(92,528)	(92,528)
Change in unrealized losses, net of tax	-	-	-	(5,604)	-	(5,604)
Foreign currency translation	-	-	-	(138)	-	(138)
Issuance of common stock in connection with employee stock plans, net	2,597	3	57,299	-	-	57,302
Stock-based compensation expense	-	-	43,293	-	-	43,293
Balance at March 31, 2026	165,902	$166	$3,245,994	$(31,023)	$(2,723,723)	$491,414

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating activities:
Net loss	$(92,528)	$(146,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,301	2,228
Amortization of right-of-use operating lease assets	3,485	2,587
Amortization of other assets	661	582
Amortization of discount on investments, net	(6,190)	(7,108)
Amortization of debt issuance costs	2,349	1,642
Non-cash royalty revenue related to sale of royalties	(11,689)	(12,891)
Non-cash interest related to sale of future royalties	17,184	18,670
Stock-based compensation expense	43,275	29,718
Loss (gain) on investments, net	(22,583)	1,849
Non-cash losses related to other assets	40	61
Changes in operating assets and liabilities:
Escrow deposit for maturity of 0 percent convertible senior notes due April 2026	(632,511)	-
Contracts receivable	(7,625)	52,481
Inventories	338	1,010
Other current and long-term assets	(7,390)	(12,366)
Accounts payable	(3,095)	(25,968)
Income taxes	161	92
Accrued compensation	(80,187)	(43,039)
Accrued liabilities and other liabilities	21,003	333
Deferred contract revenue	(20,818)	(13,718)
Net cash used in operating activities	(792,819)	(150,775)

Investing activities:
Purchases of short-term investments	(192,755)	(311,068)
Proceeds from sale of short-term investments	752,824	494,755
Purchases of property, plant and equipment	(21,763)	(12,577)
Acquisition of licenses and other assets, net	(1,486)	(651)
Net cash provided by investing activities	536,820	170,459

Financing activities:
Proceeds from issuance of common stock through equity plans, net	57,302	2,241
Principal payments on mortgage debt	(44)	(42)
Net cash provided by financing activities	57,258	2,199

Effects of exchange rates on cash	(138)	232

Net increase (decrease) in cash and cash equivalents	(198,879)	22,115
Cash and cash equivalents at beginning of period	372,260	242,077
Cash and cash equivalents at end of period	$173,381	$264,192

Supplemental disclosures of cash flow information:
Interest paid	$90	$92
Income tax refunds received, net	$(8)	$(400)

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for capital and patent expenditures	$1,043	$460

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

1.  Organization and Basis of Presentation

Organization and Business Activity

We incorporated in California on January 10, 1989. In conjunction with our initial public offering, we reorganized as a Delaware corporation in April 1991. We are a fully integrated commercial-stage biotechnology company and a leader in the discovery and development of RNA-targeted therapeutics.

Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 on the same basis as the audited financial statements for the year ended December 31, 2025. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Our operating results for the interim periods may not be indicative of what our operating results will be for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

In our condensed consolidated financial statements, we included the accounts of Ionis Pharmaceuticals, Inc. and the consolidated results of its wholly owned subsidiaries (“we”, “us” or “our”).

We operate as a single segment, Ionis operations, because our chief operating decision maker, or CODM, reviews operating results on an aggregate basis and manages our operations as a single operating segment. Refer to Note 13, Segment Information, for further details on our segment information.

Use of Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, or U.S., that require us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from our estimates.

2.  Significant Accounting Policies

Our significant accounting policies have not changed substantially from those included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Standards

In July 2025, the FASB issued ASU 2025-05, which amended the guidance in ASC 326 to simplify the estimation of credit losses on accounts receivable and contract assets from revenue transactions. The amended guidance allows companies to elect a practical expedient to assume that conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating the expected credit losses of the asset. This update is effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods. Companies that elect the practical expedient are required to apply the amendments prospectively. We adopted this update in the first quarter of 2026 on a prospective basis and elected the practical expedient. The updated guidance did not have a material impact on our condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, which amended and simplified the existing guidance for software costs. The amended guidance removes references to software development stages and allows companies to begin capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed with the software performing the intended function. This update is effective for annual periods beginning after December 15, 2027 and interim periods within those annual periods. Early adoption of this guidance is permitted at the beginning of an annual reporting period. The guidance may be applied on a prospective or retrospective basis. We early adopted this update in the first quarter of 2026 on a prospective basis. The updated guidance did not have a material impact on our condensed consolidated financial statements.

We do not expect any recently issued accounting standards other than the standards mentioned above and those included in our Annual Report on Form 10-K for the year ended December 31, 2025 to have a material impact to our financial results.

3.  Supplemental Financial Data

Inventories

Our inventories consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$490	$1,039
Work in process	24,678	24,051
Finished goods	990	1,096
Total	$26,158	$26,186
Reported as:
Inventories	$5,557	$10,048
Deposits and other assets	20,601	16,138
Total	$26,158	$26,186

We classify inventories as non-current assets when we expect the inventories to remain on hand beyond one year. We include non-current inventories in deposits and other assets in our condensed consolidated balance sheets. The amounts reported as deposits and other assets as of March 31, 2026 and December 31, 2025 consist of work in process inventory.

Accrued Liabilities

Our accrued liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Clinical expenses	$53,325	$53,659
In-licensing expenses	6,655	8,588
Commercial expenses, including gross-to-net product accruals	40,468	15,556
Other miscellaneous expenses	26,101	28,286
Total accrued liabilities	$126,549	$106,089

4.  Revenues

During the three months ended March 31, 2026 and 2025, our revenues consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Revenue:
Commercial revenue:
Product sales, net:
TRYNGOLZA sales, net	$27,100	$6,287
DAWNZERA sales, net	15,855	-
Total product sales, net	42,955	6,287
Royalty revenue:
SPINRAZA royalties	43,710	48,010
WAINUA royalties	10,709	9,372
Other royalties	3,904	6,784
Total royalty revenue	58,323	64,166
Other commercial revenue	6,532	5,715
Total commercial revenue	107,810	76,168
Research and development revenue:
Collaborative agreement revenue	120,660	45,031
WAINUA joint development revenue	17,621	10,413
Total research and development revenue	138,281	55,444
Total revenue	$246,091	$131,612

Revenue Sources

The following are sources of revenue and when we typically recognize revenue.

Commercial Revenue

In December 2024, the U.S. Food and Drug Administration, or FDA, approved TRYNGOLZA for the treatment of familial chylomicronemia syndrome, or FCS. Following the approval, we launched TRYNGOLZA and began earning revenue from TRYNGOLZA sales.

In August 2025, the FDA approved DAWNZERA for prophylaxis to prevent attacks of hereditary angioedema, or HAE, in adult and pediatric patients 12 years of age and older. Following the approval, we launched DAWNZERA and began earning revenue from DAWNZERA sales.

We earn royalty payments primarily on net sales of SPINRAZA, WAINUA and QALSODY. We include QALSODY royalties within other royalties in the table above.

We earn commercial revenue from TEGSEDI and WAYLIVRA sales under our distribution agreements with Swedish Orphan Biovitrum AB, or Sobi. In addition, we receive royalties from PTC Therapeutics International Limited, or PTC, for TEGSEDI and WAYLIVRA sales. Refer to Part IV, Item 15, Note 4, Collaborative Arrangements and Licensing Agreements, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for details on our commercialization partnerships with Sobi and PTC.

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

We recognize milestone payments that relate to an ongoing performance obligation over our period of performance. For example, when we achieve a milestone payment from a partner for advancing a clinical study under a collaboration agreement, we add the milestone payment to the transaction price if the milestone relates to an ongoing R&D services performance obligation and recognize revenue related to the milestone payment over our estimated period of performance. If we have partially completed our performance obligation, we record a cumulative-effect adjustment in the period we add the milestone payment to the transaction price.

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

We also concluded that the co-development activities, the co-commercialization activities and the co-medical affairs activities are within the scope of ASC 808 because we and AstraZeneca are active participants exposed to the risks and benefits of the activities under the collaboration and therefore do not have a vendor-customer relationship. From inception through December 31, 2025, AstraZeneca was responsible for 55 percent of the costs associated with the ongoing global Phase 3 development program. After December 31, 2025, AstraZeneca is responsible for 75 percent of costs for development activities intended solely to support U.S. regulatory approvals and 87.5 percent of costs for development activities intended to support global regulatory approvals. Because we are leading the Phase 3 development program, we made an accounting policy election to recognize as non-customer revenue the cost-share funding from AstraZeneca, net of our share of AstraZeneca’s development expenses, in the same period we incur the related development expenses. As AstraZeneca is responsible for the majority of the commercial and medical affairs costs in the U.S. and all costs associated with bringing WAINUA to market outside the U.S., we made an accounting policy election to recognize cost-share funding we receive from AstraZeneca related to commercial and medical affairs activities as reductions of our selling, general and administrative, or SG&A, expense and R&D expense, respectively.

5.  Collaborative Arrangements and Licensing Agreements

Below, we have included our GSK, Otsuka and Roche collaborations, which were the only collaborations that had substantive changes from those included in Part IV, Item 15, Note 4, Collaborative Arrangements and Licensing Agreements, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

GSK

In 2010, we entered into a collaboration with GSK using our antisense drug discovery platform to discover and develop new medicines against targets for serious and rare diseases, including infectious diseases. Under our collaboration, GSK is developing bepirovirsen for the treatment of chronic hepatitis B, or CHB, infection. In 2019, following positive Phase 2 results, GSK licensed our CHB program. GSK is responsible for all global development, regulatory and commercialization activities and costs for the CHB program. From inception through March 31, 2026, we have received more than $105 million in an upfront payment and other payments related to the CHB program.

In the first quarter of 2026, we earned a $15 million milestone payment when the Japanese Ministry of Health, Labour and Welfare, or MHLW, accepted for review a New Drug Application, or NDA, filing for bepirovirsen. In addition, we earned a $15 million milestone payment when the European Medicines Agency, or EMA, accepted for review a Marketing Authorization Application, or MAA, filing for bepirovirsen. We recognized these milestone payments as R&D revenue in full in the first quarter of 2026 because we did not have any remaining performance obligations related to the milestone payments. We will achieve the next payment of $35 million if bepirovirsen is approved in a major country other than China.

During the three months ended March 31, 2026 and 2025, we earned the following revenue from our relationship with GSK (in thousands, except percentage amounts):

	Three Months Ended
	March 31,
	2026	2025
Revenue from our relationship with GSK	$30,000	$-
Percentage of total revenue	12%	-%

 We did not have any deferred revenue from our relationship with GSK at March 31, 2026 and December 31, 2025.

Otsuka

In 2023, we entered into an agreement with Otsuka Pharmaceutical Co., Ltd., or Otsuka, to commercialize DAWNZERA in Europe. In the second quarter of 2024, we expanded the agreement to include commercialization rights for DAWNZERA in the Asia-Pacific region. We are responsible for the ongoing development of DAWNZERA. We retained the rights to commercialize DAWNZERA in the U.S. and in the rest of the world, assuming regulatory approval. In November 2024, we entered into an agreement with Otsuka to commercialize ulefnersen, an investigational medicine for the treatment of amyotrophic lateral sclerosis, or ALS, caused by mutations in the FUS gene, worldwide. We are responsible for the ongoing development of ulefnersen. From inception through March 31, 2026, we have received more than $125 million in payments from Otsuka.

In the first quarter of 2026, we achieved a $15 million milestone payment when the European Commission approved DAWNZERA in the EU. We recognized this milestone payment as R&D revenue in full in the first quarter of 2026 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next payment of $20 million if Otsuka receives reimbursement approval in three of the five major European countries, which include the United Kingdom, France, Germany, Italy and Spain.

During the three months ended March 31, 2026 and 2025, we earned the following revenue from our relationship with Otsuka (in thousands, except percentage amounts):

	Three Months Ended
	March 31,
	2026	2025
Revenue from our relationship with Otsuka	$19,932	$6,528
Percentage of total revenue	8%	5%

Our condensed consolidated balance sheets at March 31, 2026 and December 31, 2025 included deferred revenue of $3.4 million and $4.3 million, respectively, from our relationship with Otsuka.

Roche

We have three collaborations with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd, collectively Roche: one to develop treatments for Huntington’s disease, or HD, one to develop sefaxersen for the treatment of immunoglobulin A, or IgA, nephropathy, or IgAN, and one to develop RNA-targeted programs for Alzheimer's disease, or AD, and HD. From inception through March 31, 2026, we have received more than $405 million in payments from our Roche collaborations.

In the first quarter of 2026, we earned a $50 million milestone payment when Roche initiated a Phase 1 trial for an investigational medicine for the treatment of AD. We recognized this milestone payment as R&D revenue in full in the first quarter of 2026 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next payment of $10 million if Roche initiates a Phase 2 trial for an investigational medicine for the treatment of AD under our collaboration for RNA-targeted programs.

During the three months ended March 31, 2026 and 2025, we earned the following revenue from our relationship with Roche (in thousands, except percentage amounts):

	Three Months Ended
	March 31,
	2026	2025
Revenue from our relationship with Roche	$50,000	$1,965
Percentage of total revenue	20%	1%

We did not have any deferred revenue from our relationship with Roche at March 31, 2026 and December 31, 2025.

6.  Basic and Diluted Net Loss Per Share

Basic net loss per share

We calculated our basic net loss per share for the three months ended March 31, 2026 and 2025 by dividing our net loss by our weighted-average number of common shares outstanding during the period.

Diluted net loss per share

For the three months ended March 31, 2026 and 2025, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

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

For the three months ended March 31, 2026, common stock underlying the 0 percent convertible senior notes due 2030, or 0% Notes due 2030 would also have had an anti-dilutive effect on net loss per share.

7.  Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of March 31, 2026:

One year or less	67%
After one year but within two years	27%
After two years but within three and a half years	6%
Total	100%

As illustrated above, at March 31, 2026, 94 percent of our available-for-sale securities had a maturity of less than two years.

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

At March 31, 2026, we had an equity ownership interest of less than 20 percent in four private companies and four public companies with which we conduct business.

The following is a summary of our investments (in thousands):

	Amortized	Gross Unrealized		Estimated
March 31, 2026	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$574,026	$424	$(288)	$574,162
Debt securities issued by U.S. government agencies	41,038	68	(11)	41,095
Debt securities issued by the U.S. Treasury (1)	497,599	272	(295)	497,576
Debt securities issued by states of the U.S. and political subdivisions of the states	4,908	2	-	4,910
Total debt securities with a maturity of one year or less	1,117,571	766	(594)	1,117,743
Corporate debt securities	363,131	279	(1,084)	362,326
Debt securities issued by U.S. government agencies	76,885	14	(350)	76,549
Debt securities issued by the U.S. Treasury	191,229	45	(704)	190,570
Debt securities issued by states of the U.S. and political subdivisions of the states	1,224	1	(1)	1,224
Total debt securities with a maturity of more than one year	632,469	339	(2,139)	630,669
Total available-for-sale debt securities	$1,750,040	$1,105	$(2,733)	$1,748,412
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$55,855	$(9,802)	$57,950
Privately held equity securities included in deposits and other assets (3)	10,000	9,816	-	19,816
Total equity securities	21,897	65,671	(9,802)	77,766
Total available-for-sale debt and equity securities	$1,771,937	$66,776	$(12,535)	$1,826,178

	Amortized	Gross Unrealized		Estimated
December 31, 2025	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$746,814	$991	$(27)	$747,778
Debt securities issued by U.S. government agencies	55,768	92	(5)	55,855
Debt securities issued by the U.S. Treasury (1)	769,034	843	(13)	769,864
Debt securities issued by states of the U.S. and political subdivisions of the states	5,709	11	-	5,720
Total debt securities with a maturity of one year or less	1,577,325	1,937	(45)	1,579,217
Corporate debt securities	435,350	1,586	(106)	436,830
Debt securities issued by U.S. government agencies	92,770	100	(94)	92,776
Debt securities issued by the U.S. Treasury	242,288	595	(1)	242,882
Other municipal debt securities	1,219	4	-	1,223
Total debt securities with a maturity of more than one year	771,627	2,285	(201)	773,711
Total available-for-sale debt securities	$2,348,952	$4,222	$(246)	$2,352,928
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$35	$(8,920)	$3,012
Privately held equity securities included in deposits and other assets (3) (2)	4,905	54,395	(7,091)	52,209
Total equity securities	16,802	54,430	(16,011)	55,221
Total available-for-sale debt and equity securities	$2,365,754	$58,652	$(16,257)	$2,408,149

(1)   Includes investments classified as cash equivalents in our condensed consolidated balance sheets.

(2)  Our publicly traded equity securities are included in other current assets. We recognize publicly traded equity securities at fair value. In the first quarter of 2026, one of our privately held investees became a publicly traded entity after completing an initial public offering. As a result, we recorded a $23.4 million unrealized gain in our condensed consolidated statements of operations, which reflects the difference between the carrying value of this investment as of December 31, 2025 and its fair value of $55.8 million as of March 31, 2026. This investment is subject to a 12-month contractual sale restriction that ends in January 2027. In the three months ended March 31, 2026, we recorded a $0.9 million net unrealized loss in our condensed consolidated statements of operations related to changes in the fair value of our other investments in publicly traded companies.

(3)  Our privately held equity securities are included in deposits and other assets. We recognize our privately held equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, which are Level 3 inputs. In the three months ended March 31, 2026, there were no changes to the carrying value of our privately held equity securities.

The following is a summary of our investments we consider to be temporarily impaired at March 31, 2026 (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	267	$516,847	$(1,358)	$4,480	$(14)	$521,327	$(1,372)
Debt securities issued by U.S. government agencies	41	85,793	(350)	6,841	(11)	92,634	(361)
Debt securities issued by the U.S. Treasury	56	417,944	(999)	-	-	417,944	(999)
Debt securities issued by states of the U.S. and political subdivisions of the states	4	1,541	(1)	-	-	1,541	(1)
Total temporarily impaired debt securities	368	$1,022,125	$(2,708)	$11,321	$(25)	$1,033,446	$(2,733)

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

8.  Fair Value Measurements

The following tables present the major security types we held at March 31, 2026 and December 31, 2025 that we regularly measure and carry at fair value. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective security’s fair value (in thousands):

	At	Quoted Prices in Active Markets	Significant Other Observable Inputs
	March 31, 2026	(Level 1)	(Level 2)
Cash equivalents (1)	$85,534	$85,534	$-
Corporate debt securities (2)	936,488	-	936,488
Debt securities issued by U.S. government agencies (3)	117,644	-	117,644
Debt securities issued by the U.S. Treasury (3)	688,146	688,146	-
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	6,134	-	6,134
Publicly traded equity securities included in other current assets (4)	57,950	57,950	-
Total	$1,891,896	$831,630	$1,060,266

	At	Quoted Prices in Active Markets	Significant Other Observable Inputs
	December 31, 2025	(Level 1)	(Level 2)
Cash equivalents (1)	$213,579	$213,579	$-
Corporate debt securities (5)	1,184,608	-	1,184,608
Debt securities issued by U.S. government agencies (3)	148,631	-	148,631
Debt securities issued by the U.S. Treasury (3)	1,012,746	1,012,746	-
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	6,943	-	6,943
Publicly traded equity securities included in other current assets (4)	3,012	3,012	-
Total	$2,569,519	$1,229,337	$1,340,182

The following footnotes reference lines in our condensed consolidated balance sheets:

(1)    Included in cash and cash equivalents.

(2)    $2.7 million was included in cash and cash equivalents, with the difference included in short-term investments.

(3)    Included in short-term investments.

(4)    Included in other current assets.

(5)    $47.8 million was included in cash and cash equivalents, with the difference included in short-term investments.

Convertible Notes

Our 0% Notes due 2030, 1.75% Notes due 2028 and 0% Notes due 2026 had a fair value of $802.6 million, $869.0 million and $564.2 million at March 31, 2026, respectively. Our 0% Notes due 2030, 1.75% Notes due 2028 and 0% Notes due 2026 had a fair value of $830.3 million, $918.1 million and $594.6 million at December 31, 2025, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

9.  Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cost of sales	$147	$100
Research, development and patent expense	24,706	20,298
Selling, general and administrative expense	18,422	9,320
Stock-based compensation expense, net of amounts capitalized	43,275	29,718
Capitalized stock-based compensation expense	18	491
Total stock-based compensation expense	$43,293	$30,209

As of March 31, 2026, total unrecognized estimated stock-based compensation expense related to non-vested stock options, RSUs and PRSUs was $69.5 million, $190.3 million and $27.3 million, respectively. Our actual expenses will likely differ from these estimates because we will adjust our unrecognized stock-based compensation expense for future forfeitures, including any PRSUs that do not vest. We expect to recognize the cost of stock-based compensation expense related to our non-vested stock options, RSUs and PRSUs over a weighted average amortization period of 1.3 years, 1.8 years and 1.9 years, respectively.

For the three months ended March 31, 2026 and 2025, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Three Months Ended
	March 31,
	2026	2025
Risk-free interest rate	3.9%	4.5%
Dividend yield	0.0%	0.0%
Volatility	43.1%	41.9%
Expected life	6.3 years	6.3 years

ESPP:

	Three Months Ended
	March 31,
	2026	2025
Risk-free interest rate	3.6%	4.3%
Dividend yield	0.0%	0.0%
Volatility	51.7%	41.3%
Expected life	6 months	6 months

Stock Options:

The weighted-average grant date fair value of stock options granted to employees for the three months ended March 31, 2026 and 2025 was $38.13 and $16.62 per share, respectively.

RSUs:

The weighted-average grant date fair value of RSUs granted to employees for the three months ended March 31, 2026 and 2025 was $77.21 and $33.21 per share, respectively.

PRSUs:

Under the terms of the PRSUs we granted in 2026 and 2025, the PRSUs may vest at the end of the three-year performance period based on our relative total shareholder return, or TSR, as compared to a peer group of companies and as measured at the end of the performance period. Under the terms of the grants, no number of PRSUs is guaranteed to vest and the actual number of PRSUs that will vest at the end of each performance period may be anywhere from zero to 200 percent of the target number depending on our relative TSR.

The weighted-average grant date fair value of PRSUs we granted to our executive officers for the three months ended March 31, 2026 and 2025 was $115.05 and $48.81 per share, respectively.

10.  Liability Related to Sale of Future Royalties

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

We determine the effective interest rate used to record interest expense under this agreement based on an estimate of future royalty payments to Royalty Pharma. As of March 31, 2026 and 2025, the estimated effective interest rate under the agreement was 12.0 percent and 13.5 percent, respectively.

The following table sets forth information on our liability related to sale of future royalties (in thousands):

Liability related to sale of future royalties, net as of December 31, 2025	$563,042
Royalty payments to Royalty Pharma	(11,689)
Interest expense related to sale of future royalties	17,184
Amortization of issuance costs related to sale of future royalties	153
Liability related to sale of future royalties, net as of March 31, 2026	$568,690
Less: Current portion (1)	(10,925)
Liability related to sale of future royalties, net as of March 31, 2026 – Non-current	$557,765

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

11.  Convertible Debt

0 Percent Convertible Senior Notes due 2030

In November 2025, we completed a $770.0 million offering of our 0% Notes due 2030.

At March 31, 2026, we had the following 0% Notes due 2030 outstanding (in millions except interest rate and price per share data):

0% Notes due 2030
Outstanding principal balance	$770.0
Unamortized debt issuance costs	$17.6
Maturity date	December 2030
Interest rate	0%
Effective interest rate	0.5%
Conversion price per share	$98.10
Total shares of common stock subject to conversion	7.8

1.75 Percent Convertible Senior Notes due 2028

In 2023, we completed a $575.0 million offering of our 1.75% Notes due 2028.

At March 31, 2026, we had the following 1.75% Notes due 2028 outstanding (in millions except interest rate and price per share data):

1.75% Notes due 2028
Outstanding principal balance	$575.0
Unamortized debt issuance costs	$6.5
Maturity date	June 2028
Interest rate	1.75%
Effective interest rate	2.3%
Conversion price per share	$53.73
Total shares of common stock subject to conversion	10.7

0 Percent Convertible Senior Notes due 2026 and Call Spread

In 2021, we completed a $632.5 million offering of our 0% Notes due 2026.

At March 31, 2026, we had the following 0% Notes due 2026 outstanding (in millions except interest rate and price per share data):

0% Notes due 2026
Outstanding principal balance	$432.5
Unamortized debt issuance costs	$-
Maturity date	April 2026
Interest rate	0%
Effective interest rate	0.5%
Conversion price per share	$57.84
Effective conversion price per share with call spread	$76.39
Total shares of common stock subject to conversion	7.5

In November 2025, we used $267.6 million of the net proceeds from the issuance of the 0% Notes due 2030 to repurchase $200.0 million in principal of our 0% Notes due 2026 at a premium, which we subsequently held in treasury. As of March 31, 2026, we had an escrow deposit of $632.5 million, which we recorded as a current asset in our condensed consolidated balance sheet. In April 2026, we used $432.5 million to repay the remaining outstanding balance of the 0% Notes due 2026 and used the remaining $200.0 million to extinguish the 0% Notes due 2026 held in treasury. In the second quarter of 2026, this $200.0 million was returned to us and will be reflected in our cash, cash equivalents and short-term investments.

In conjunction with the 2021 offering, we entered into a call spread transaction, which was comprised of purchasing note hedges and selling warrants, to minimize the impact of potential economic dilution upon conversion of our 0% Notes due 2026 by increasing the effective conversion price on our 0% Notes due 2026. We increased our effective conversion price to $76.39 with the same number of underlying shares as our 0% Notes due 2026. The call spread cost us $46.9 million, of which $136.7 million was for the note hedge purchase, offset by $89.8 million we received for selling the warrants. Similar to our 0% Notes due 2026, our note hedges were subject to adjustment. Additionally, our note hedges were exercisable upon conversion of the 0% Notes due 2026. The note hedges were exercised upon maturity of the 0% Notes due 2026 in April 2026. The warrants will begin to expire in July 2026. The note hedges and warrants are separate transactions and are not part of the terms of our 0% Notes due 2026. The holders of the 0% Notes due 2026 do not have any rights with respect to the note hedges and warrants.

We recorded the amount we paid for the note hedges and the amount we received for the warrants in additional paid-in capital in our condensed consolidated balance sheets. Refer to Part IV, Item 15, Note 1, Organization and Significant Accounting Policies, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for our Call Spread accounting policy. We reassess our ability to continue to classify the note hedges and warrants in shareholders’ equity at each reporting period.

Other Terms of Convertible Senior Notes

The 0% Notes due 2030 and 1.75% Notes due 2028 are convertible under certain conditions, at the option of the note holders. We can settle conversions of the notes, at our election, in cash, shares of our common stock or a combination of both. We may not redeem the notes prior to maturity, and we do not have to provide a sinking fund for them. Holders of the notes may require us to purchase some or all of their notes upon the occurrence of certain fundamental changes, as set forth in the indentures governing the notes, at a purchase price equal to 100 percent of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. The 0% Notes due 2026 were subject to similar terms.

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

On September 11, 2025, we sued Arrowhead Pharmaceuticals, Inc., in the Central District of California asserting that Arrowhead's announced intention to commercialize plozasiran in November 2025 would infringe our patent US9,593,333. Arrowhead is now commercializing plozasiran and the lawsuit is ongoing. Arrowhead has filed its Answer to our Complaint and Counterclaims asserting that our patent US9,593,333 is invalid or not infringed by use of plozasiran.

13.  Segment Information

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

The following table sets forth information on segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Revenue	$246,091	$131,612

Less:
Cost of sales	2,836	1,363
Drug discovery	28,557	26,989
Drug development	104,182	112,946
Medical affairs	9,989	5,642
Manufacturing and development chemistry	20,308	14,281
R&D support	22,431	20,553
Selling, general and administrative	131,937	66,980
Other segment items (1)	18,379	29,796
Consolidated net loss	$(92,528)	$(146,938)

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

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, the Report includes forward-looking statements regarding our business and the therapeutic and commercial potential of our commercial medicines, additional medicines in development, technologies and our expectations regarding development and regulatory milestones. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties and particularly those inherent in the process of discovering, developing and commercializing medicines that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such medicines. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and described in additional detail in our annual report on Form 10-K for the year ended December 31, 2025, which is on file with the U.S. Securities and Exchange Commission and is available from us, and those identified within Part II Item 1A, Risk Factors, of this Report. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. Except as required by law, we undertake no obligation to update any forward-looking statements for any reason. As a result, you are cautioned not to rely on these forward-looking statements.

Overview

For three decades, we have invented medicines that bring better futures to people with serious diseases. As a pioneer in RNA-targeted medicines with a deep understanding of disease biology and an industry-leading drug discovery technology, we are driven to deliver innovative, life-changing advances for patients.

With two independent commercial launches now underway, we transitioned into a fully integrated commercial-stage biotechnology company. We currently have seven marketed medicines to treat serious diseases: TRYNGOLZA (olezarsen), DAWNZERA (donidalorsen), WAINUA (eplontersen), SPINRAZA (nusinersen), QALSODY (tofersen), TEGSEDI (inotersen) and WAYLIVRA (volanesorsen). In addition, we are positioned to independently launch two medicines, olezarsen for the treatment of severe hypertriglyceridemia, or sHTG, and zilganersen for Alexander disease, or AxD, in 2026, assuming regulatory approval. We also have a rich innovative pipeline across our focus areas of neurology, cardiometabolic diseases and select areas of high patient needs. We currently have three wholly owned medicines and six partnered medicines in Phase 3 development, including obudanersen for Angelman syndrome, or AS, which we advanced into a Phase 3 study in the second quarter of 2025. We also have additional medicines in early and mid-stage development.

Our multiple sources of revenue and strong financial foundation enable our continued investments to support ongoing and planned launches and to advance our wholly owned medicines in development. Our key recent achievements, combined with our independent and partnered product launches anticipated by the end of 2027, position us well to help millions of patients with serious diseases and deliver increasing product and royalty revenue.

Our Marketed Medicines

TRYNGOLZA is a once monthly, self-administered LIgand-Conjugated Antisense, or LICA, medicine approved in the United States, or U.S., as an adjunct to diet to reduce triglycerides in adults with familial chylomicronemia syndrome, or FCS. TRYNGOLZA is also approved in the European Union, or EU, Canada and the United Kingdom, or UK, as an adjunct to diet in adult patients for the treatment of genetically confirmed FCS. TRYNGOLZA is the first and only treatment approved by the U.S. Food and Drug Administration, or FDA, that significantly and substantially reduces triglyceride levels in adults with FCS and provides a clinically meaningful reduction in acute pancreatitis, or AP, events. TRYNGOLZA is the first medicine we are commercializing independently in the U.S. Sobi has exclusive rights to commercialize TRYNGOLZA in countries outside of the U.S., Canada and China.

DAWNZERA is an RNA-targeted medicine approved in the U.S. for prophylaxis to prevent attacks of hereditary angioedema, or HAE, in adult and pediatric patients 12 years of age and older. DAWNZERA is also approved in the EU for the routine prevention of recurrent attacks of HAE in the same age group. DAWNZERA 80mg is self-administered via subcutaneous autoinjector once every four or eight weeks. DAWNZERA is the first and only FDA-approved RNA-targeted prophylactic therapy for HAE. DAWNZERA has the potential to offer durable efficacy, a favorable safety and tolerability profile, and the longest available dosing interval. DAWNZERA is the second medicine we are commercializing independently in the U.S. We licensed commercialization rights for DAWNZERA in Europe and the Asia-Pacific region to Otsuka Pharmaceutical Co., Ltd., or Otsuka.

WAINUA (WAINZUA in Europe) is a once monthly, self-administered subcutaneous LICA medicine that is approved in numerous countries, including the U.S., EU, UK, Canada and China, for the treatment of adults with polyneuropathy of hereditary transthyretin-mediated amyloidosis, or ATTRv-PN, a debilitating, progressive, and fatal disease. In January 2024, we and AstraZeneca launched WAINUA in the U.S. for the treatment of adults with ATTRv-PN. The launch of WAINUA is underway in numerous countries, including the countries in the EU, following the approval by the European Commission, or EC, in March 2025. We and AstraZeneca are co-commercializing WAINUA in the U.S. AstraZeneca has exclusive rights to commercialize WAINUA outside of the U.S. From inception through March 31, 2026, we have earned more than $640 million in revenues from our WAINUA collaboration, including approximately $80 million in royalties on sales of WAINUA.

SPINRAZA is an antisense medicine for the treatment of patients with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Higher dose SPINRAZA was approved and launched in the U.S. and EU for the treatment of SMA. Higher dose SPINRAZA is also approved in Japan. Our partner, Biogen, is responsible for commercializing SPINRAZA worldwide. From inception through March 31, 2026, we have earned more than $2.5 billion in revenues from our SPINRAZA collaboration, including more than $2.1 billion in royalties on sales of SPINRAZA.

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

Our Innovative Late-Stage Pipeline of Ionis-Owned Investigational Medicines

Olezarsen is our investigational medicine currently under regulatory review for sHTG, a second potential indication with a broad patient population. The FDA has granted Priority Review of olezarsen, with a Prescription Drug User Fee Act, or PDUFA, action date of June 30, 2026. In March 2026, the European Medicines Agency, or EMA, accepted an indication extension application for olezarsen for the treatment of adult patients with sHTG. The regulatory submissions were based on positive results from the pivotal Phase 3 CORE and CORE2 studies in sHTG, as well as data from the Phase 3 Essence study. In 2025, the positive results from these studies were presented and published in The New England Journal of Medicine. Additionally, the FDA granted Breakthrough Therapy designation to olezarsen as an adjunct to diet to reduce triglyceride levels in adults with sHTG. We licensed commercialization rights for olezarsen in most countries outside of the U.S., Canada and China to Sobi.

Zilganersen is our investigational medicine for AxD. The FDA has granted Priority Review of zilganersen, with a PDUFA action date of September 22, 2026. The regulatory submission was based on the positive results from the Phase 3 portion of the pivotal study in children and adults with AxD. These results were presented at the Child Neurology Society Annual Meeting in October 2025 and the American Academy of Neurology Annual Meeting in April 2026. We established an expanded access program in the U.S. for eligible patients aged two and older living with AxD. Zilganersen has received Fast Track and Rare Pediatric Disease designations from the FDA and received Orphan Drug designation from both the FDA and the EMA.

Obudanersen is our medicine in development for AS. In June 2025, we initiated the Phase 3 study, REVEAL, which we designed to evaluate the efficacy and safety of obudanersen. In addition, we are continuing to conduct the open label Phase 1/2 study, HALOS, of obudanersen in patients with AS designed to assess the safety, tolerability and activity of multiple ascending doses of obudanersen administered intrathecally. In 2025, we presented positive 12- and 18-month long-term extension data from the HALOS study which supports continued development. The FDA and EMA granted Orphan Drug designation to obudanersen. Additionally, the FDA granted Breakthrough Therapy, Fast Track and Rare Pediatric designations to obudanersen.

Our Innovative Late-Stage Pipeline of Partnered Investigational Medicines

Bepirovirsen is our medicine in development for chronic hepatitis B, or CHB. GSK is developing bepirovirsen. In January 2026, we and GSK announced positive topline results from the B-Well 1 and B-Well 2 pivotal Phase 3 studies of bepirovirsen in patients with CHB. Bepirovirsen has been accepted for regulatory review in three markets – the EU, China and Japan. Additional submissions are planned. The FDA has granted Priority Review of bepirovirsen, with a PDUFA action date of October 26, 2026. The FDA, Center for Drug Evaluation, or CDE, of National Medical Products Administration, or NMPA, of China and Japanese Ministry of Health, Labour and Welfare, or MHLW, granted bepirovirsen Fast Track designation, Breakthrough Therapy designation and SENKU (formerly known as SAKIGAKE) designation, respectively, for the treatment of patients with CHB.

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

Tofersen is our medicine in development for presymptomatic SOD1-ALS. Biogen is evaluating tofersen for treatment of presymptomatic individuals who have a SOD1 genetic mutation.

Ulefnersen is our medicine in development for amyotrophic lateral sclerosis, or ALS, with mutations in the fused in sarcoma gene, or FUS. We are currently conducting a Phase 3 FUSION study of ulefnersen in juvenile and adult patients with FUS-ALS. We licensed global commercialization rights for ulefnersen to Otsuka. The FDA and EMA granted Orphan Drug designation to ulefnersen. The FDA also granted Fast Track designation to ulefnersen.

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

There have been no material changes to our critical accounting estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

The following is a summary of our financial results (in millions):

	Three Months Ended
	March 31,
	2026	2025
Total revenue	$246.1	$131.6
Total operating expenses	$363.5	$278.5
Loss from operations	$(117.4)	$(146.9)
Net loss	$(92.5)	$(146.9)

Revenue

Total revenue for the three months ended March 31, 2026 was $246.1 million compared to $131.6 million for the same period in 2025 and was comprised of the following (in millions):

	Three Months Ended
	March 31,
	2026	2025
Revenue:
Commercial revenue:
Product sales, net:
TRYNGOLZA sales, net	$27.1	$6.3
DAWNZERA sales, net	15.9	-
Total product sales, net	43.0	6.3
Royalty revenue:
SPINRAZA royalties	43.7	48.0
WAINUA royalties	10.7	9.4
Other royalties	3.9	6.8
Total royalty revenue	58.3	64.2
Other commercial revenue	6.5	5.7
Total commercial revenue	107.8	76.2
Research and development revenue:
Collaborative agreement revenue	120.7	45.0
WAINUA joint development revenue	17.6	10.4
Total research and development revenue	138.3	55.4
Total revenue	$246.1	$131.6

Commercial revenue for the three months ended March 31, 2026 increased 42% compared to the same period in 2025. This increase was primarily driven by TRYNGOLZA and DAWNZERA product sales.

The remainder of our revenue came from programs under our research and development, or R&D, collaborations, reflecting the value that our pipeline and technology continues to generate. Our R&D revenue during the three months ended March 31, 2026 included a $50 million milestone payment we earned when Roche initiated a Phase 1 trial for an investigational medicine for HD and $30 million in milestone payments we earned from GSK when regulatory filings for bepirovirsen were accepted for review in Japan and the European Union, or EU.

WAINUA (Eplontersen) Collaboration with AstraZeneca

Our financial results for the three months ended March 31, 2026 and 2025 reflected the cost-sharing provisions related to our collaboration with AstraZeneca to develop and commercialize WAINUA for the treatment of ATTR. From inception through December 31, 2025, AstraZeneca was responsible for 55 percent of the costs associated with the ongoing global Phase 3 development program. After December 31, 2025, AstraZeneca is responsible for 75 percent of costs for development activities intended solely to support U.S. regulatory approvals and 87.5 percent of costs for development activities intended to support global regulatory approvals. Because we are leading and conducting the Phase 3 development program, we are recognizing as R&D revenue the percentage of cost-share funding AstraZeneca is responsible for, net of our share of AstraZeneca's development expenses, in the same period we incur the related development expenses.

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

The following table sets forth information on revenue and expenses under this collaboration (in millions):

	Three Months Ended
	March 31,
	2026	2025
WAINUA joint development revenue	$17.6	$10.4
Research and development expenses related to Phase 3 development of WAINUA	20.6	21.5
Medical affairs expenses for WAINUA	2.2	1.6
Commercialization expenses for WAINUA	7.9	7.7

Operating Expenses

The following table sets forth information on operating expenses (in millions):

	Three Months Ended
	March 31,
	2026	2025
Operating expenses, excluding non-cash compensation expense related to equity awards	$320.2	$248.8
Non-cash compensation expense related to equity awards	43.3	29.7
Total operating expenses	$363.5	$278.5

Operating expenses, excluding non-cash compensation expense related to equity awards, for the three months ended March 31, 2026 increased compared to the same period in 2025. SG&A expenses increased as anticipated year over year primarily due to investments related to commercialization efforts for TRYNGOLZA and DAWNZERA as well as launch preparation activities for olezarsen in sHTG and zilganersen in AxD. We expect our operating expenses, excluding non-cash compensation expense related to equity awards, to continue to increase during the remainder of 2026 as we advance our commercialization activities.

Non-cash compensation expense related to equity awards for the three months ended March 31, 2026 increased compared to the same period in 2025 due to a higher stock price on the grant date of annual equity awards in 2026 compared to 2025 and increased headcount. We believe non-cash compensation expense related to equity awards is not indicative of our operating results or cash flows from our operations.

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

The following table sets forth information on cost of sales (in millions):

	Three Months Ended
	March 31,
	2026	2025
Cost of sales, excluding non-cash compensation expense related to equity awards	$2.9	$1.4
Non-cash compensation expense related to equity awards	0.1	0.1
Total cost of sales	$3.0	$1.5

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for drug discovery, drug development, medical affairs, manufacturing and development chemistry and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in millions):

	Three Months Ended
	March 31,
	2026	2025
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$185.5	$180.4
Non-cash compensation expense related to equity awards	24.7	20.4
Total research, development and patent expenses	$210.2	$200.8

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

The following table sets forth information on drug discovery expenses (in millions):

	Three Months Ended
	March 31,
	2026	2025
Drug discovery expenses, excluding non-cash compensation expense related to equity awards	$28.6	$27.0
Non-cash compensation expense related to equity awards	5.1	4.1
Total drug discovery expenses	$33.7	$31.1

Drug discovery expenses, excluding non-cash compensation expense related to equity awards, increased in the three months ended March 31, 2026 compared to the same period in 2025 as we continued to advance our technologies discussed above.

Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

Drug Development
	Three Months Ended
	March 31,
	2026	2025
Eplontersen	$19.2	$21.1
Donidalorsen	2.8	5.1
Olezarsen	12.6	24.9
Zilganersen	2.6	5.2
Obudanersen	8.4	5.8
Ulefnersen	2.7	3.0
Other development projects	22.7	16.4
Development overhead expenses	33.1	31.4
Total drug development expenses, excluding non-cash compensation expense related to equity awards	104.1	112.9
Non-cash compensation expense related to equity awards	11.4	9.5
Total drug development expenses	$115.5	$122.4

Our development expenses, excluding non-cash compensation expense related to equity awards, decreased for the three months ended March 31, 2026 compared to the same period in 2025 as several late-stage studies ended. We expect our development expenses will continue to stabilize as several late-stage studies end and we reallocate resources toward earlier stage programs.

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

The following table sets forth information on medical affairs expenses (in millions):

	Three Months Ended
	March 31,
	2026	2025
Medical affairs expenses, excluding non-cash compensation expense related to equity awards	$10.0	$5.6
Non-cash compensation expense related to equity awards	2.2	0.3
Total medical affairs expenses	$12.2	$5.9

Medical affairs expenses, excluding non-cash compensation expense related to equity awards, increased in the three months ended March 31, 2026 compared to the same period in 2025 as we continued advancing our late-stage pipeline.

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

The following table sets forth information on manufacturing and development chemistry expenses (in millions):

	Three Months Ended
	March 31,
	2026	2025
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$20.3	$14.3
Non-cash compensation expense related to equity awards	3.1	2.1
Total manufacturing and development chemistry expenses	$23.4	$16.4

Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards, increased in the three months ended March 31, 2026 compared to the same period in 2025 due to the timing of manufacturing performed by our contract manufacturing organizations for drug product and active pharmaceutical ingredients related to several late-stage programs.

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Three Months Ended
	March 31,
	2026	2025
Occupancy	$9.6	$7.3
Personnel costs	8.3	6.8
Patent expenses	0.9	0.6
Computer software and licenses	0.5	3.2
Insurance	0.1	1.0
Other	3.1	1.7
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	22.5	20.6
Non-cash compensation expense related to equity awards	2.9	4.4
Total R&D support expenses	$25.4	$25.0

R&D support expenses, excluding non-cash compensation expense related to equity awards, increased in the three months ended March 31, 2026 compared to the same period in 2025 primarily due to increased occupancy and personnel costs.

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

The following table sets forth information on SG&A expenses (in millions):

	Three Months Ended
	March 31,
	2026	2025
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$132.0	$67.0
Non-cash compensation expense related to equity awards	18.4	9.3
Total selling, general and administrative expenses	$150.4	$76.3

SG&A expenses, excluding non-cash compensation expense related to equity awards, increased in the three months ended March 31, 2026 compared to the same period in 2025 primarily due to investments related to commercialization efforts for TRYNGOLZA and DAWNZERA as well as launch preparation activities for olezarsen in sHTG and zilganersen in AxD. We expect SG&A expenses to increase as we continue to invest in our independent commercial launches.

Investment Income

The following table sets forth information on investment income (in millions):

	Three Months Ended
	March 31,
	2026	2025
Investment income	$25.5	$24.7

Interest Expense

The following table sets forth information on interest expense (in millions):

	Three Months Ended
	March 31,
	2026	2025
Convertible notes:
Non-cash amortization of debt issuance costs	$2.2	$1.5
Interest expense payable in cash	2.5	2.5
Interest on mortgage for manufacturing facility	0.1	0.1
Other	0.4	-
Total interest expense	$5.2	$4.1

Interest Expense Related to Sale of Future Royalties

We recorded $17.3 million of interest expense related to the sale of future royalties in the three months ended March 31, 2026 compared to $18.8 million in the same period in 2025. These amounts are related to the Royalty Pharma Investments, or Royalty Pharma, transaction, in which we sold a minority interest in our future SPINRAZA and pelacarsen royalties to Royalty Pharma for a $500 million upfront payment and $625 million of potential future payments. Refer to Part I, Item 1, Note 10, Liability Related to Sale of Future Royalties, in the Notes to Condensed Consolidated Financial Statements for further details.

Gain (Loss) on Investments

We recorded a net gain on investments of $22.6 million for the three months ended March 31, 2026 compared to a net loss on investments of $2.2 million for the same period in 2025 primarily due to changes in the fair value of investments in publicly traded biotechnology companies. Refer to Part I, Item 1, Note 7, Investments, in the Notes to Condensed Consolidated Financial Statements for further details.

Net Loss and Net Loss per Share

The following table sets forth information on net loss and net loss per share (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(92.5)	$(146.9)
Basic and diluted net loss per share	$(0.56)	$(0.93)

The period-over-period fluctuations in our net loss were driven by factors discussed in the sections above.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also financed our operations from commercial revenue from SPINRAZA, WAINUA and QALSODY royalties and TEGSEDI and WAYLIVRA commercial revenue. In addition, we began earning commercial revenue from TRYNGOLZA product sales in late December 2024 and DAWNZERA product sales in late August 2025. From our inception through March 31, 2026, we have earned approximately $9.1 billion in revenue. We have also financed our operations through the sale of our equity securities, the issuance of long-term debt and the sale of future royalties. From the time we were founded through March 31, 2026, we have raised net proceeds of approximately $2.9 billion from the sale of our equity securities. Additionally, from our inception through March 31, 2026, we have borrowed approximately $3.5 billion under long-term debt arrangements and received proceeds of $0.5 billion from the sale of future royalties to finance a portion of our operations.

From December 31, 2025 to March 31, 2026, our working capital and our long-term obligations did not change significantly. In April 2026, we paid the remaining principal balance of our 0% Notes due 2026 upon maturity. Refer to Part I, Item 1, Note 11, Convertible Debt, in the Notes to Condensed Consolidated Financial Statements for further details.

The following table summarizes our contractual obligations, excluding our liability related to the sale of future royalties, as of March 31, 2026. The table provides a breakdown of when obligations become due.

Contractual Obligations	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
0% Notes due 2030 (principal payable)	$770.0	$-	$770.0
1.75% Notes due 2028 (principal and interest payable)	600.2	10.1	590.1
0% Notes due 2026 (principal payable)	432.5	432.5	-
Operating leases	476.2	36.1	440.1
Building mortgage payments (principal and interest payable)	9.0	0.5	8.5
Other obligations (principal and interest payable)	0.6	0.1	0.5
Total	$2,288.5	$479.3	$1,809.2

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

Convertible Debt and Call Spread

Refer to Part I, Item 1, Note 11, Convertible Debt, in the Notes to Condensed Consolidated Financial Statements for the significant terms of each convertible debt instrument.

Operating Facilities

Refer to Part IV, Item 15, Note 7 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for further details on our operating facilities.

Operating Leases

Refer to Part IV, Item 15, Note 7 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for further details on our operating leases.

Liability Related to Sale of Future Royalties

Refer to Part I, Item 1, Note 10, Liability Related to Sale of Future Royalties, in the Notes to Condensed Consolidated Financial Statements for further details on our royalty purchase agreement with Royalty Pharma.

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of March 31, 2026 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

In January 2026, we deployed a new global enterprise resource planning, or ERP, system for the company. We designed the ERP system to accurately maintain our financial records, support operational functionality and provide information to our management teams related to business operations. We have updated our internal control over financial reporting, where applicable, to accommodate related changes in our financial management processes resulting from this implementation. Except for changes in controls related to the new ERP system, there were no other changes to our internal control over financial reporting during three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2026, except as mentioned above.

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

PART II — OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

For details of legal proceedings, refer to Part I, Item 1, Note 12, Legal Proceedings, in the Notes to Condensed Consolidated Financial Statements.

ITEM 1A.
RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following information about the risks described below, together with the other information contained in this report and in our other public filings in evaluating our business. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
●    Our dependence upon our own and third-party data, information technology systems and infrastructure; and
●    The other factors set forth below.

Risks Related to the Commercialization of our Medicines

We have limited experience as a company in commercializing medicines and we will have to continue to invest significant resources to develop our capabilities. If we are unable to establish or maintain an effective commercialization infrastructure, or enter into agreements with third parties to commercialize our medicines, we may not be able to successfully commercialize our medicines.

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

If the market does not adopt our medicines, including our commercial medicines and our medicines in development, we are not likely to generate substantial revenues or become consistently profitable.

Even if our medicines are authorized for marketing, our success will depend upon the medical community, patients and third-party payers considering our medicines medically useful, cost-effective, safe and convenient. Even when the FDA or foreign regulatory authorities authorize our or our partners’ medicines for commercialization, doctors may not prescribe our medicines to treat patients. Furthermore, we and our partners may not successfully commercialize additional medicines.

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

The degree of market adoption of our medicines, including our commercial medicines and our medicines in development, depends upon several factors, including the:

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

            Based on the profile of our medicines, physicians, patients, patient advocates, payers or the medical community in general may not adopt any of the medicines that we or our partners may develop. For example, the product label for WAYLIVRA in the EU requires regular blood monitoring, which has negatively affected our ability to attract and retain patients for this medicine.

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

The current U.S. Presidential administration is pursuing policies to reduce regulations and expenditures across government agencies, including at HHS, the FDA, CMS, and other related agencies, with a particular focus on most favored nation pricing equal to or lower than those paid in other developed nations. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose additional policy changes that create uncertainty for our business. For example, in furtherance of the administration’s drug pricing initiatives, in late 2025, CMS issued proposed rules that, if finalized, would implement new mandatory and voluntary payment models to implement a most favored nation rebate model. These models are referred to as the GLOBE Model, GUARD Model and GENEROUS Model. At this time, it remains unclear whether the proposed models will be finalized and, if so, whether any changes will be made prior to their implementation. These and other recent actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.

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
●    implement more effective approaches to sales and marketing;
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

For details regarding medicines that compete or may compete directly with our marketed medicines and late-stage medicines, refer to the section titled, Competition, in Part I, Item 1, Business, in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We rely on third-party manufacturers to supply the drug substance and drug product for TRYNGOLZA, DAWNZERA and WAINUA and drug product for WAYLIVRA. The operations of our suppliers, many of which are located outside of the United States, are subject to additional risks that are beyond our control. For example, tariffs on the raw materials, components, or equipment used to manufacture our products, or on our drug substance or finished products, will increase our manufacturing costs. On April 2, 2026, President Trump issued a proclamation that imposes tariffs of up to 100% on imported patented pharmaceutical products and active pharmaceutical ingredients, with specified exceptions. We are evaluating the potential impacts on our business related to the imposition of such tariffs. In addition, merger and acquisition activity within the commercial manufacturing space could reduce the availability of resources from our third-party manufacturers. Delays or disruption to our own or third-party commercial manufacturing capabilities for any reason could limit the commercial success of our medicines.

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

Further, the FDA or other regulatory authorities could request, among other things, additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. This happened in connection with the conditional marketing approval for WAYLIVRA in the EU, as the European Commission is requiring us to conduct a post-authorization safety study to evaluate the safety of WAYLIVRA on thrombocytopenia and bleeding in FCS patients taking WAYLIVRA. In addition, under accelerated approval, the FDA is requiring completion of the ongoing Phase 3 trial for QALSODY to confirm the clinical benefit of QALSODY.

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

In addition, while we do not have any clinical trial sites in Russia, Ukraine, Gaza or Iran, we do have a limited number of clinical trial sites in Israel, Turkey and Cyprus that may be materially impacted by the war between Russia and Ukraine and the armed conflict between the United States/Israel and Iran and surrounding areas, or collectively, conflicts in Eastern Europe and the Middle East, and could result in difficulties enrolling or completing our clinical trials in such areas on schedule.

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

We may also seek rare pediatric disease designation for some of our medicines. The FDA defines “rare pediatric disease” as a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years or is a rare disease or condition within the meaning of the Orphan Drug Act. Designation of a medicine as a medicine for a rare pediatric disease does not guarantee that a marketing application for such medicine will meet the eligibility criteria for a rare pediatric disease priority review voucher, or PRV, at the time the application is approved. Under the FDCA, we will need to request a rare pediatric disease PRV in our original marketing application for any potential medicine for which we have received rare pediatric disease designation. The FDA may determine that a marketing application for any such medicine, if approved, does not meet the eligibility criteria for a PRV. Under the current statutory sunset provisions, the PRV program will sunset after September 30, 2029, and the FDA may not award PRVs under this program after such date.

Risks Associated with our Businesses as a Whole

Risks related to our financial condition

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. In addition, as we commercialize more medicines on our own, we will need to invest significant financial resources to continue developing the infrastructure required to successfully commercialize our medicines, including building and maintaining new support functions, scaling up existing internal support functions and expanding our manufacturing capabilities. All of these activities will require significant cash. As of March 31, 2026, we had cash, cash equivalents and short-term investments equal to $1.9 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including our commercial medicines, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors such as:

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

Because drug discovery and development require substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of March 31, 2026, we had an accumulated deficit of approximately $2.7 billion and stockholders’ equity of approximately $0.5 billion. Most of our income has historically come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. We will now and continuing into the foreseeable future need to invest significant financial resources to commercialize medicines on our own and expect that our income in the future will be driven primarily by commercial sales. If we do not earn substantial revenue from commercial sales, we may incur additional operating losses in the future, which could restrict our ability to successfully develop additional medicines or sustain future profitability.

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

From time to time, we have to defend our intellectual property rights. If we are involved in an intellectual property dispute, we may need to litigate to defend our rights or assert them against others. Disputes can involve arbitration, litigation or proceedings declared by the U.S. PTO or the International Trade Commission or foreign patent authorities. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. For example, in September 2025, we filed a claim against Arrowhead Pharmaceuticals, Inc., or Arrowhead, for patent infringement over Arrowhead's commercialization of plozasiran, and Arrowhead filed a counterclaim against us seeking to invalidate that same patent. For details regarding this proceeding, refer to Part II, Item 1, Legal Proceedings.

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

In recent years, extreme weather events and changing weather patterns have become more common. As a result, we are potentially exposed to varying natural disaster or extreme weather risks such as fires, hurricanes, tornadoes, droughts, floods, or other events that may result from the impact of climate change on the environment, any of which could impact our business and manufacturing operations. The potential impacts of climate change may also include increased operating costs associated with additional regulatory requirements and investments in reducing energy, water use and greenhouse gas emissions. In addition, we currently manufacture most of our research and clinical supplies in a manufacturing facility located in Carlsbad, California, and various regions within California have experienced numerous catastrophic wildfires. We manufacture the finished drug product for TRYNGOLZA, DAWNZERA, WAYLIVRA and eplontersen for ongoing clinical trials at third-party contract manufacturers. Biogen manufactures the finished drug product for SPINRAZA and QALSODY and AstraZeneca is responsible for WAINUA’s commercial drug supply. The facilities and the equipment we, our partners and our contract manufacturers use to research, develop and manufacture our medicines would be costly to replace and could require substantial lead time to repair or replace.

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

We are dependent upon our own and third-party data as well as information technology systems and infrastructure, including mobile technologies, to operate our business. The personal information we process subjects us to stringent and evolving U.S. and foreign laws, rules and regulations, contractual obligations, industry standards and other obligations related to data privacy and security. Our obligations (including in relation to personal information) require us to maintain certain practices, including those in relation to cross-border transfers of data. The multitude and complexity of our information technology systems and infrastructure (including those of third parties with whom we work) make them vulnerable to a variety of evolving threats that may result in systems or data interruption, corruption, destruction, disruption of data integrity, malicious intrusion, or random attacks or other compromise (such as due to malfunctions, software vulnerabilities, natural disasters, telecommunications failures, malicious actors and personnel error). Data privacy or security incidents or breaches pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons. Cyber-attacks are increasing in their frequency, sophistication and intensity, particularly as companies (including us) continue to leverage remote work structures. In addition, the number and frequency of cybersecurity events globally may be heightened during times of geopolitical tension or instability between countries, including, for example, the ongoing conflicts in Eastern Europe and the Middle East, as well as related political or economic responses and counter-responses by various global actors.

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding March 31, 2026, the closing market price of our common stock ranged from $86.50 to $25.51 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, financing transactions, announcements of collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

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

Negative conditions in the global economy, credit markets and financial services and other industries may adversely affect our business, financial condition or stock price.*

The global economy, credit and financial markets have experienced extreme volatility and disruptions recently, including as a result of tariffs announcements and the ongoing conflicts in Eastern Europe and the Middle East. These disruptions can result in severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, disruptions of the global supply chain and energy markets and uncertainty about economic stability. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. There can be no assurance that further deterioration in the global economy, credit and financial markets and confidence in economic conditions will not occur. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth plans, financial performance or stock price. In addition, our insurance carriers and insurance policies covering all aspects of our business may become financially unstable or may not be sufficient to cover any or all of our losses and may not continue to be available to us on acceptable terms, or at all.

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

Provisions in our certificate of incorporation, bylaws and convertible notes documents and Delaware law may prevent stockholders from receiving a premium for their shares.*

Our certificate of incorporation provides for classified terms for the members of our board of directors. Our certificate also includes a provision that requires at least 66 2/3 percent of our voting stockholders to approve a merger or certain other business transactions with, or proposed by, any holder of 15 percent or more of our voting stock, except in cases where certain directors approve the transaction or certain minimum price criteria and other procedural requirements are met.

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

The provisions of our convertible senior notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the notes will have the right, at their option, to require us to repurchase all of their notes or a portion of their notes, which may discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over the then-current market prices. As of March 31, 2026, we had three outstanding convertible senior notes, our 0% Notes due 2030, which mature in December 2030, our 1.75% Notes due 2028, which mature in June 2028, and our 0% Notes due 2026, which matured in April 2026.

Additionally, in connection with the issuance of our 0% Notes due 2026, we entered into certain call spread transactions consisting of convertible note hedges, which were exercised in April 2026, and warrant transactions, which become exercisable commencing on July 1, 2026. The terms of the warrant transactions are subject to adjustment in connection with certain events, including upon the announcement of certain mergers or other business transactions involving us. In addition, the warrants may be required to be settled or unwound in connection with a merger or other business transaction involving us, which could make an acquisition of our company significantly more expensive to the purchaser.

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

Future sales of our common stock in the public market could adversely affect the trading price of our securities.*

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect trading prices of our securities. For example, we may issue approximately 18.6 million shares of our common stock upon conversion of our 0% Notes due 2030 and 1.75% Notes due 2028. In connection with the issuance of the 0% Notes due 2026, we entered into certain call spread transactions consisting of convertible note hedges and warrant transactions covering 10.9 million shares. The convertible note hedges offset the dilution to holders of common stock that arose from the conversion of those notes. However, the anti-dilutive effect of the convertible note hedges is offset by the related warrant transactions, which become exercisable commencing on July 1, 2026. The addition of any of these shares into the public market may have an adverse effect on the price of our securities.

In addition, in connection with the warrant transactions, the counterparties may modify their hedge positions from time to time by purchasing and selling shares of our common stock, other of our securities, or other instruments, including over-the-counter derivative instruments, that they may wish to use in connection with such hedging, which may have an adverse impact on the trading price of our common stock.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.
DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.
OTHER INFORMATION

Trading Plans

During the quarter ended March 31, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act), or Section 16 officers and directors, adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted in the table below.

*       Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**    "Non-Rule 10b5-1 trading arrangement" as defined in item 408(c) of Regulation S-K under the Exchange Act.

				Trading Arrangement		Total Shares
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	to be Sold	Expiration Date
Eric Swayze	Executive Vice President, Research	Termination	March 6, 2026	X		177,770	The earlier to occur of (i) December 31, 2027, and (ii) Upon the execution of all instructions provided in the plan
Holly Kordasiewicz	Executive Vice President, Chief Development Officer	Adoption	March 13, 2026	X		Indeterminable, as number of shares to be sold is dependent on total number of shares released upon vesting	The earlier to occur of (i) May 31, 2027, and (ii) Upon the execution of all instructions provided in the plan
Eric Swayze	Executive Vice President, Research	Adoption	March 6, 2026	X		Indeterminable, as number of shares to be sold is dependent on total number of shares released upon vesting	The earlier to occur of (i) December 31, 2030, and (ii) Upon the execution of all instructions provided in the plan
Frank Bennett	Executive Vice President, Chief Scientific Officer	Adoption	March 31, 2026	X		67,386	The earlier to occur of (i) July 5, 2027, and (ii) Upon the execution of all instructions provided in the plan

ITEM 6.
EXHIBITS

a.    Exhibits

Exhibit Number	Description of Document

10.1	Fourth Amended Non-Employee Director Compensation Policy.

10.2	Amendment #1 dated January 22, 2026 to the Amended and Restated License Agreement by and between the Registrant and Otsuka Pharmaceutical Co., Ltd. dated June 18, 2024.

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders’ equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer
Brett P. Monia, Ph.D.	(Principal executive officer)	April 29, 2026

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	April 29, 2026