Form 10-Q
period 2026-06-30
IONIS PHARMACEUTICALS INC
filed 2026-07-29
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

The number of shares of voting common stock outstanding as of July 23, 2026 was 166,184,322.

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

PART I — FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$350,065	$372,260
Short-term investments	1,704,520	2,305,176
Contracts receivable	58,845	66,059
Inventories	50,833	10,048
Other current assets	327,011	237,092
Total current assets	2,491,274	2,990,635
Property, plant and equipment, net	155,131	123,048
Right-of-use assets	231,560	238,549
Deposits and other assets	116,536	171,604
Total assets	$2,994,501	$3,523,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,704	$28,082
Accrued compensation	50,293	116,236
Accrued liabilities	115,778	106,089
Income taxes payable	2,877	2,713
0 percent convertible senior notes due April 2026, net	-	431,948
Current portion of deferred contract revenue	73,837	73,761
Other current liabilities	25,149	22,738
Total current liabilities	315,638	781,567
Long-term deferred contract revenue	63,030	92,001
0 percent convertible senior notes due 2030, net	753,356	751,495
1.75 percent convertible senior notes due 2028, net	569,255	567,830
Liability related to sale of future royalties, net	562,574	551,353
Long-term lease liabilities	262,476	262,383
Long-term obligations	28,435	28,118
Total liabilities	2,554,764	3,034,747
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 165,636,792 and 163,304,875 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	166	163
Additional paid-in capital	3,311,837	3,145,402
Accumulated other comprehensive loss	(33,897)	(25,281)
Accumulated deficit	(2,838,369)	(2,631,195)
Total stockholders' equity	439,737	489,089
Total liabilities and stockholders’ equity	$2,994,501	$3,523,836

See accompanying notes.

 IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Commercial revenue:
Product sales, net	$31,139	$19,273	$74,094	$25,561
Royalty revenue	75,958	69,952	134,282	134,117
Other commercial revenue	11,526	13,531	18,058	19,246
Total commercial revenue	118,623	102,756	226,434	178,924
Research and development revenue:
Collaborative agreement revenue	133,137	336,921	253,797	381,951
WAINUA joint development revenue	16,189	12,372	33,811	22,785
Total research and development revenue	149,326	349,293	287,608	404,736
Total revenue	267,949	452,049	514,042	583,660

Expenses:
Cost of sales	2,739	4,151	5,721	5,614
Research, development and patent	217,107	217,460	427,280	418,219
Selling, general and administrative	150,396	90,622	300,755	166,872
Total operating expenses	370,242	312,233	733,756	590,705

Income (loss) from operations	(102,293)	139,816	(219,714)	(7,045)

Other income (expense):
Investment income	20,230	24,687	45,713	49,354
Interest expense	(4,618)	(4,114)	(9,778)	(8,223)
Interest expense related to sale of future royalties	(17,506)	(18,648)	(34,843)	(37,470)
Gain (loss) on investments, net	(10,182)	(18,312)	12,401	(20,476)
Other income, net	987	102	529	569

Income (loss) before income tax benefit (expense)	(113,382)	123,531	(205,692)	(23,291)

Income tax benefit (expense)	(1,264)	20	(1,482)	(96)

Net income (loss)	$(114,646)	$123,551	$(207,174)	$(23,387)

Basic net income (loss) per share	$(0.69)	$0.78	$(1.25)	$(0.15)
Diluted net income (loss) per share	$(0.69)	$0.70	$(1.25)	$(0.15)
Shares used in computing basic net income (loss) per share	165,419	159,137	165,148	158,937
Shares used in computing diluted net income (loss) per share	165,419	182,331	165,148	158,937

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$(114,646)	$123,551	$(207,174)	$(23,387)
Unrealized gains (losses) on debt securities, net of tax	(2,824)	367	(8,428)	1,997
Currency translation adjustment	(50)	595	(188)	827
Comprehensive income (loss)	$(117,520)	$124,513	$(215,790)	$(20,563)

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other		Total
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2025	159,041	$159	$2,901,262	$(28,949)	$(2,396,746)	$475,726
Net income	-	-	-	-	123,551	123,551
Change in unrealized gains, net of tax	-	-	-	367	-	367
Foreign currency translation	-	-	-	595	-	595
Issuance of common stock in connection with employee stock plans, net	156	-	1,286	-	-	1,286
Stock-based compensation expense	-	-	30,199	-	-	30,199
Balance at June 30, 2025	159,197	$159	$2,932,747	$(27,987)	$(2,273,195)	$631,724

Balance at March 31, 2026	165,902	$166	$3,245,994	$(31,023)	$(2,723,723)	$491,414
Net loss	-	-	-	-	(114,646)	(114,646)
Change in unrealized losses, net of tax	-	-	-	(2,824)	-	(2,824)
Foreign currency translation	-	-	-	(50)	-	(50)
Issuance of common stock in connection with employee stock plans, net	568	-	20,258	-	-	20,258
Stock-based compensation expense	-	-	45,595	-	-	45,595
Shares issued to settle conversion obligation of 0 percent convertible senior notes due 2026, net	1,798	(2)	(13)	-	-	(15)
Retirement of shares received from the exercise of bond hedges related to 0 percent convertible senior notes due 2026	(2,631)	2	3	-	-	5
Balance at June 30, 2026	165,637	$166	$3,311,837	$(33,897)	$(2,838,369)	$439,737

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other		Total
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2024	157,909	$158	$2,868,812	$(30,811)	$(2,249,808)	$588,351
Net loss	-	-	-	-	(23,387)	(23,387)
Change in unrealized gains, net of tax	-	-	-	1,997	-	1,997
Foreign currency translation	-	-	-	827	-	827
Issuance of common stock in connection with employee stock plans, net	1,288	1	3,527	-	-	3,528
Stock-based compensation expense	-	-	60,408	-	-	60,408
Balance at June 30, 2025	159,197	$159	$2,932,747	$(27,987)	$(2,273,195)	$631,724

Balance at December 31, 2025	163,305	$163	$3,145,402	$(25,281)	$(2,631,195)	$489,089
Net loss	-	-	-	-	(207,174)	(207,174)
Change in unrealized losses, net of tax	-	-	-	(8,428)	-	(8,428)
Foreign currency translation	-	-	-	(188)	-	(188)
Issuance of common stock in connection with employee stock plans, net	3,165	3	77,557	-	-	77,560
Stock-based compensation expense	-	-	88,888	-	-	88,888
Shares issued to settle conversion obligation of 0 percent convertible senior notes due 2026, net	1,798	(2)	(13)	-	-	(15)
Retirement of shares received from the exercise of bond hedges related to 0 percent convertible senior notes due 2026	(2,631)	2	3	-	-	5
Balance at June 30, 2026	165,637	$166	$3,311,837	$(33,897)	$(2,838,369)	$439,737

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Operating activities:
Net loss	$(207,174)	$(23,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,734	4,494
Amortization of right-of-use operating lease assets	6,990	5,177
Amortization of other assets	1,361	1,180
Amortization of discount on investments, net	(9,533)	(12,978)
Amortization of debt issuance costs	4,150	3,288
Non-cash royalty revenue related to sale of royalties	(22,387)	(24,894)
Non-cash interest related to sale of future royalties	34,538	37,165
Stock-based compensation expense	88,870	59,408
Loss (gain) on investments, net	(12,401)	20,471
Non-cash losses related to other assets	481	297
Changes in operating assets and liabilities:
Contracts receivable	7,214	39,608
Inventories	(24,626)	(12,465)
Other current and long-term assets	(38,265)	(22,536)
Accounts payable	18,583	(20,309)
Income taxes	164	47
Accrued compensation	(65,943)	(23,050)
Accrued liabilities and other liabilities	12,851	3,535
Deferred contract revenue	(28,895)	(34,488)
Net cash provided by (used in) operating activities	(227,288)	563

Investing activities:
Purchases of short-term investments	(513,005)	(802,657)
Proceeds from sale of short-term investments	1,114,805	880,545
Purchases of property, plant and equipment	(37,843)	(24,882)
Acquisition of licenses and other assets, net	(3,640)	(2,615)
Net cash provided by investing activities	560,317	50,391

Financing activities:
Proceeds from issuance of common stock through equity plans, net	77,560	3,528
Repayment of 0 percent convertible senior notes due 2026	(432,511)	-
Principal payments on mortgage debt	(85)	(82)
Net cash provided by (used in) financing activities	(355,036)	3,446

Effects of exchange rates on cash	(188)	827

Net increase (decrease) in cash and cash equivalents	(22,195)	55,227
Cash and cash equivalents at beginning of period	372,260	242,077
Cash and cash equivalents at end of period	$350,065	$297,304

Supplemental disclosures of cash flow information:
Interest paid	$5,212	$5,214
Income taxes paid (refunds received), net	$1,200	$(383)

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$-	$7,253
Amounts accrued for capital and patent expenditures	$1,042	$145

See accompanying notes.

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

1.  Organization and Basis of Presentation

Organization and Business Activity

We incorporated in California on January 10, 1989. In conjunction with our initial public offering, we reorganized as a Delaware corporation in April 1991. We are a fully integrated commercial-stage biotechnology company and a leader in the discovery and development of RNA-targeted therapeutics.

Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 on the same basis as the audited financial statements for the year ended December 31, 2025. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Our operating results for the interim periods may not be indicative of what our operating results will be for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

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

3.  Supplemental Financial Data

Inventories

Our inventories consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$789	$1,039
Work in process	49,465	24,051
Finished goods	579	1,096
Total	$50,833	$26,186
Reported as:
Inventories	$50,833	$10,048
Deposits and other assets	-	16,138
Total	$50,833	$26,186

We classify inventories as non-current assets when we expect the inventories to remain on hand beyond one year. We include non-current inventories in deposits and other assets in our condensed consolidated balance sheets. As a result of the FDA approval of TRYNGOLZA for the treatment of severe hypertriglyceridemia, or sHTG, in June 2026, we expect to utilize inventories on hand as of June 30, 2026 within one year. The amounts reported as deposits and other assets as of December 31, 2025 consisted of work in process inventory.

Accrued Liabilities

Our accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Clinical expenses	$54,949	$53,659
In-licensing expenses	9,345	8,588
Commercial expenses, including gross-to-net product accruals	29,341	15,556
Other miscellaneous expenses	22,143	28,286
Total accrued liabilities	$115,778	$106,089

4.  Revenues

During the three and six months ended June 30, 2026 and 2025, our revenues consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Commercial revenue:
Product sales, net:
TRYNGOLZA sales, net	$4,574	$19,273	$31,674	$25,561
DAWNZERA sales, net	26,565	-	42,420	-
Total product sales, net	31,139	19,273	74,094	25,561
Royalty revenue:
SPINRAZA royalties	53,486	54,337	97,196	102,347
WAINUA royalties	16,436	10,415	27,145	19,787
Other royalties	6,036	5,200	9,941	11,983
Total royalty revenue	75,958	69,952	134,282	134,117
Other commercial revenue	11,526	13,531	18,058	19,246
Total commercial revenue	118,623	102,756	226,434	178,924
Research and development revenue:
Collaborative agreement revenue	133,137	336,921	253,797	381,951
WAINUA joint development revenue	16,189	12,372	33,811	22,785
Total research and development revenue	149,326	349,293	287,608	404,736
Total revenue	$267,949	$452,049	$514,042	$583,660

Revenue Sources

The following are sources of revenue and when we typically recognize revenue.

Commercial Revenue

In June 2026, the U.S. Food and Drug Administration, or FDA, approved TRYNGOLZA for the treatment of sHTG. Following the approval, we launched TRYNGOLZA for the treatment of sHTG and began earning revenue from TRYNGOLZA sales for the sHTG indication. TRYNGOLZA is also approved in the U.S. for the treatment of familial chylomicronemia syndrome, or FCS. In April 2026, we lowered the Wholesale Acquisition Cost, or WAC, of TRYNGOLZA to address the sHTG population prior to receiving FDA approval. This allowed us to proactively align with annual payer contracting cycles for 2027 and accelerate access following the approval.

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

WAINUA (Eplontersen) Collaboration with AstraZeneca

In 2021, we entered into a collaboration agreement with AstraZeneca to develop and commercialize WAINUA for the treatment of transthyretin amyloidosis, or ATTR, with the parties sharing responsibility for development, and AstraZeneca having responsibility for commercializing WAINUA. Under the terms of the agreement, we received a $200 million upfront payment in 2021.

At inception of the agreement, we evaluated our WAINUA collaboration under ASC Topic 808, Collaborative Arrangements, or ASC 808, and identified four material components: (i) the license we granted to AstraZeneca in 2021, (ii) the shared development activities that we and AstraZeneca were to perform, (iii) the shared commercialization activities that we and AstraZeneca were to perform and (iv) the shared medical affairs activities that we and AstraZeneca were to perform.

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

We also concluded that the shared development, commercialization and medical affairs activities are within the scope of ASC 808 because we and AstraZeneca are active participants exposed to the risks and benefits of the activities under the collaboration and therefore do not have a vendor-customer relationship. From inception through December 31, 2025, AstraZeneca was responsible for 55 percent of the costs associated with the ongoing global Phase 3 development program. During the six months ended June 30, 2026, AstraZeneca was responsible for 75 percent of costs for development activities intended solely to support U.S. regulatory approvals and 87.5 percent of costs for development activities intended to support global regulatory approvals. Because we are leading the Phase 3 development program, we made an accounting policy election to recognize as non-customer revenue the cost-share funding from AstraZeneca, net of our share of AstraZeneca’s development expenses, in the same period we incur the related development expenses. As AstraZeneca is responsible for the majority of the commercial and medical affairs costs in the U.S. and all costs associated with bringing WAINUA to market outside the U.S., we made an accounting policy election to recognize cost-share funding we receive from AstraZeneca related to commercial and medical affairs activities as reductions of our selling, general and administrative, or SG&A, expense and R&D expense, respectively.

5.  Collaborative Arrangements and Licensing Agreements

Below, we have included our Biogen, GSK, Ono, Otsuka, Recordati and Roche collaborations, which were the only collaborations that had either substantive changes or were new from those included in Part IV, Item 15, Note 4, Collaborative Arrangements and Licensing Agreements, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Biogen

We have multiple collaborations with Biogen focused on using antisense technology to advance the treatment of neurological disorders, including our 2017 spinal muscular atrophy, or SMA, collaboration and 2018 neurology collaboration.

In 2017, we entered into a collaboration agreement with Biogen to identify new antisense medicines for the treatment of SMA. In 2021, Biogen exercised its option to license salanersen, a drug we discovered under this collaboration.

In the second quarter of 2026, we earned a $45 million milestone payment when Biogen initiated a Phase 3 trial of salanersen for SMA under this collaboration. We recognized this milestone payment as R&D revenue in full in the second quarter of 2026 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next payment of $55 million if Biogen achieves approval in a major market, which includes the U.S., Japan, the United Kingdom, Germany, France, Italy and Spain. From inception through June 30, 2026, we have received $130 million in payments under this collaboration.

Under our 2018 neurology collaboration, Biogen gained exclusive rights to the use of our antisense technology to develop therapies for certain neurological diseases and the option to license certain medicines resulting from this collaboration. If Biogen exercises its option to license a medicine, it will assume global development, regulatory and commercialization responsibilities and costs for that medicine.

In the second quarter of 2026, we earned a $15 million license fee payment when Biogen exercised its option to license an investigational candidate for the treatment of amyotrophic lateral sclerosis, or ALS, under this collaboration. We recognized this license fee payment as R&D revenue in full in the second quarter of 2026 because we did not have any remaining performance obligations related to this payment after we delivered the license to Biogen. We will achieve the next payment of $7.5 million if Biogen advances a medicine under this collaboration. From inception through June 30, 2026, we have received approximately $1.1 billion in payments under this collaboration, including payments to purchase our stock.

During the three and six months ended June 30, 2026 and 2025, we earned the following revenue from our relationship with Biogen (in thousands, except percentage amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue from our relationship with Biogen	$133,866	$71,942	$195,552	$137,059
Percentage of total revenue	50%	16%	38%	23%

Our condensed consolidated balance sheets at June 30, 2026 and December 31, 2025 included deferred revenue of $120.1 million and $151.2 million, respectively, from our relationship with Biogen.

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

In the second quarter of 2026, we amended our CHB collaboration agreement with GSK, resulting in increased milestone payments that we are eligible to receive under this collaboration and amended royalty terms that exclude net sales in China, Hong Kong and Macau. Under the amended agreement, we are eligible to receive more than $510 million, which is comprised of a $25 million license fee, up to $46.5 million in development milestone payments, up to $320 million in regulatory milestone payments and up to $120 million in sales milestone payments if GSK successfully develops and commercializes bepirovirsen. In addition, we are eligible to receive tiered royalties ranging from 10 to 12 percent on net sales of bepirovirsen worldwide, excluding China, Hong Kong and Macau. The amendments to the agreement did not change existing performance obligations or result in new performance obligations. Therefore, we did not record any adjustments to previously recognized revenue.

In the first quarter of 2026, we earned a $15 million milestone payment when the Japanese Ministry of Health, Labour and Welfare, or MHLW, accepted for review a New Drug Application, or NDA, filing for bepirovirsen. In addition, we earned a $15 million milestone payment when the European Medicines Agency, or EMA, accepted for review a Marketing Authorization Application, or MAA, filing for bepirovirsen. We recognized these milestone payments as R&D revenue in full in the first quarter of 2026 because we did not have any remaining performance obligations related to the milestone payments. We will achieve the next payment of $35 million if bepirovirsen is approved in a major country other than China. From inception through June 30, 2026, we have received more than $135 million in an upfront payment and other payments related to the CHB program.

During the three and six months ended June 30, 2026 and 2025, we earned the following revenue from our relationship with GSK (in thousands, except percentage amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue from our relationship with GSK	$-	$-	$30,000	$-
Percentage of total revenue	-%	-%	6%	-%

 We did not have any deferred revenue from our relationship with GSK at June 30, 2026 and December 31, 2025.

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

In the second quarter of 2026, we earned a $20 million milestone payment when Ono initiated a pivotal clinical trial for sapablursen under this collaboration. We recognized this milestone payment as R&D revenue in full in the second quarter of 2026 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next payment of $15 million if the FDA accepts a New Drug Application, or NDA, filing for sapablursen in the U.S. From inception through June 30, 2026, we have received more than $305 million in payments from Ono.

During the three and six months ended June 30, 2026 and 2025, we earned the following revenue from our relationship with Ono (in thousands, except percentage amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue from our relationship with Ono	$20,902	$280,000	$23,805	$280,000
Percentage of total revenue	8%	62%	5%	48%

We did not have any deferred revenue from our relationship with Ono at June 30, 2026. Our consolidated balance sheet at December 31, 2025 included deferred revenue of $2.9 million from our relationship with Ono.

Otsuka

In 2023, we entered into an agreement with Otsuka Pharmaceutical Co., Ltd., or Otsuka, to commercialize DAWNZERA in Europe. In the second quarter of 2024, we expanded the agreement to include commercialization rights for DAWNZERA in the Asia-Pacific region. We are responsible for the ongoing development of DAWNZERA. We retained the rights to commercialize DAWNZERA in the U.S. and in the rest of the world, assuming regulatory approval. In November 2024, we entered into an agreement with Otsuka to commercialize ulefnersen, an investigational medicine for the treatment of ALS, caused by mutations in the FUS gene, worldwide. We are responsible for the ongoing development of ulefnersen.

In the first quarter of 2026, we achieved a $15 million milestone payment when the European Commission approved DAWNZERA in the EU. We recognized this milestone payment as R&D revenue in full in the first quarter of 2026 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next payment of $20 million if Otsuka receives reimbursement approval in three of the five major European countries, which include the United Kingdom, France, Germany, Italy and Spain. From inception through June 30, 2026, we have received more than $125 million in payments from Otsuka.

During the three and six months ended June 30, 2026 and 2025, we earned the following revenue from our relationship with Otsuka (in thousands, except percentage amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue from our relationship with Otsuka	$9,387	$4,924	$29,318	$11,452
Percentage of total revenue	4%	1%	6%	2%

Our condensed consolidated balance sheets at June 30, 2026 and December 31, 2025 included deferred revenue of $2.5 million and $4.3 million, respectively, from our relationship with Otsuka.

Recordati

In June 2026, we entered into an agreement with Recordati AG., or Recordati, to commercialize zilganersen for the treatment of Alexander disease, or AxD, in countries outside of the U.S. We are responsible for the ongoing development of zilganersen globally. We retained the rights to commercialize zilganersen in the U.S., assuming regulatory approval. Recordati is responsible for regulatory filings and commercialization outside the U.S., including country-specific support for early access pathways based on local regulations and access dynamics.

Over the term of this collaboration, we are eligible to receive up to $75 million, which is comprised of a $30 million upfront payment, up to $15 million in regulatory milestone payments and up to $30 million in sales milestone payments. In addition, we are eligible to receive tiered royalties of up to the mid-20 percent range on net sales. We are also eligible to receive reimbursements for clinical development costs that we incur outside the U.S. after March 2028. We received the $30 million upfront payment in July 2026. We will achieve the next payment of up to $10 million if zilganersen is approved in a country outside of the U.S.

At inception, we identified two performance obligations under this agreement, comprised of our license of zilganersen to Recordati and R&D services for zilganersen. We determined the transaction price to be the $30 million upfront payment. We allocated the transaction price based on the estimated stand-alone selling price of each performance obligation as follows:

●    $21.0 million for the license of zilganersen; and
●    $9.0 million for the R&D services for zilganersen.

We recognized $21.0 million of R&D revenue for the license of zilganersen in the second quarter of 2026 because we completed the performance obligation when we delivered the license to Recordati. We are recognizing revenue for our R&D services performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy our performance obligation in the second quarter of 2031. In addition, we will recognize reimbursements for clinical development costs as R&D revenue in the period that we incur the costs.

During the three and six months ended June 30, 2026 and 2025, we earned the following revenue from our relationship with Recordati (in thousands, except percentage amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue from our relationship with Recordati	$21,080	$-	$21,080	$-
Percentage of total revenue	8%	-%	4%	-%

Our condensed consolidated balance sheet at June 30, 2026 included deferred revenue of $8.9 million from our relationship with Recordati.

Roche

We have two collaborations with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd, collectively Roche: one to develop sefaxersen for the treatment of immunoglobulin A, or IgA, nephropathy, or IgAN, and one to develop RNA-targeted programs for Alzheimer’s disease, or AD, and Huntington’s disease, or HD.

In the first quarter of 2026, we earned a $50 million milestone payment when Roche initiated a Phase 1 trial for an investigational medicine for the treatment of AD. We recognized this milestone payment as R&D revenue in full in the first quarter of 2026 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next payment of $10 million if Roche initiates a Phase 2 trial for an investigational medicine for the treatment of AD under our collaboration for RNA-targeted programs for AD and HD. From inception through June 30, 2026, we have received more than $405 million in payments from our Roche collaborations.

During the three and six months ended June 30, 2026 and 2025, we earned the following revenue from our relationship with Roche (in thousands, except percentage amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue from our relationship with Roche	$-	$2,403	$50,000	$4,368
Percentage of total revenue	-%	1%	10%	1%

We did not have any deferred revenue from our relationship with Roche at June 30, 2026 and December 31, 2025.

6.  Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share

We calculated our basic net income (loss) per share for the three and six months ended June 30, 2026 and 2025 by dividing our net income (loss) by our weighted-average number of common shares outstanding during the period.

Diluted net income (loss) per share

For the three and six months ended June 30, 2026 and the six months ended June 30, 2025, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

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

For the three and six months ended June 30, 2026, common stock underlying the 0 percent convertible senior notes due 2030, or 0% Notes due 2030, would also have had an anti-dilutive effect on net loss per share.

For the three months ended June 30, 2025, we recorded net income. As a result, we computed diluted net income per share using the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period. We calculated our diluted net income per share as follows (in thousands, except per share amounts):

	Income	Shares	Amount
Three Months Ended June 30, 2025	(Numerator)	(Denominator)	Per Share
Net income	$123,551	159,137	$0.78
Effect of dilutive securities:
Shares issuable upon exercise of stock options	-	21
Shares issuable upon restricted stock award issuance	-	1,449
Shares issuable related to our Employee Stock Purchase Plan	-	86
Shares issuable related to 1.75 percent convertible senior notes due 2028	3,215	10,702
Shares issuable related to 0 percent convertible senior notes due 2026	792	10,936
Diluted net income	$127,558	182,331	$0.70

7.  Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of June 30, 2026:

One year or less	66%
After one year but within two years	27%
After two years but within three and a half years	7%
Total	100%

As illustrated above, at June 30, 2026, 93 percent of our available-for-sale securities had a maturity of less than two years.

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

At June 30, 2026, we had an equity ownership interest of less than 20 percent in four private companies and four public companies with which we conduct business.

The following is a summary of our investments (in thousands):

	Amortized	Gross Unrealized		Estimated
June 30, 2026	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$638,688	$311	$(474)	$638,525
Debt securities issued by U.S. government agencies	26,439	26	(20)	26,445
Debt securities issued by the U.S. Treasury (1)	467,565	88	(604)	467,049
Debt securities issued by states of the U.S. and political subdivisions of the states	5,025	-	(3)	5,022
Total debt securities with a maturity of one year or less	1,137,717	425	(1,101)	1,137,041
Corporate debt securities	349,545	87	(1,692)	347,940
Debt securities issued by U.S. government agencies	119,701	4	(878)	118,827
Debt securities issued by the U.S. Treasury	181,168	-	(1,340)	179,828
Debt securities issued by states of the U.S. and political subdivisions of the states	731	-	(1)	730
Total debt securities with a maturity of more than one year	651,145	91	(3,911)	647,325
Total available-for-sale debt securities	$1,788,862	$516	$(5,012)	$1,784,366
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$45,670	$(9,799)	$47,768
Privately held equity securities included in deposits and other assets (3)	10,000	9,816	-	19,816
Total equity securities	21,897	55,486	(9,799)	67,584
Total available-for-sale debt and equity securities	$1,810,759	$56,002	$(14,811)	$1,851,950

	Amortized	Gross Unrealized		Estimated
December 31, 2025	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$746,814	$991	$(27)	$747,778
Debt securities issued by U.S. government agencies	55,768	92	(5)	55,855
Debt securities issued by the U.S. Treasury (1)	769,034	843	(13)	769,864
Debt securities issued by states of the U.S. and political subdivisions of the states	5,709	11	-	5,720
Total debt securities with a maturity of one year or less	1,577,325	1,937	(45)	1,579,217
Corporate debt securities	435,350	1,586	(106)	436,830
Debt securities issued by U.S. government agencies	92,770	100	(94)	92,776
Debt securities issued by the U.S. Treasury	242,288	595	(1)	242,882
Other municipal debt securities	1,219	4	-	1,223
Total debt securities with a maturity of more than one year	771,627	2,285	(201)	773,711
Total available-for-sale debt securities	$2,348,952	$4,222	$(246)	$2,352,928
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$35	$(8,920)	$3,012
Privately held equity securities included in deposits and other assets (3) (2)	4,905	54,395	(7,091)	52,209
Total equity securities	16,802	54,430	(16,011)	55,221
Total available-for-sale debt and equity securities	$2,365,754	$58,652	$(16,257)	$2,408,149

(1)   Includes investments classified as cash equivalents in our condensed consolidated balance sheets.

(2)  Our publicly traded equity securities are included in other current assets. We recognize publicly traded equity securities at fair value. In the first quarter of 2026, one of our privately held investees became a publicly traded entity after completing an initial public offering. As a result, we recorded a $23.4 million unrealized gain in our condensed consolidated statements of operations in the first quarter of 2026, which reflected the difference between the carrying value of this investment as of December 31, 2025 and its fair value of $55.8 million as of March 31, 2026. In the second quarter of 2026, we recorded an unrealized loss of $10.2 million, which reflected the difference between the carrying value of this investment as of March 31, 2026 and its fair value of $45.7 million as of June 30, 2026. This investment is subject to a 12-month contractual sale restriction that ends in January 2027. In the six months ended June 30, 2026, we recorded a $0.9 million net unrealized loss in our condensed consolidated statements of operations related to changes in the fair value of our other investments in publicly traded companies.

(3)  Our privately held equity securities are included in deposits and other assets. We recognize our privately held equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, which are Level 3 inputs. In the six months ended June 30, 2026, there were no changes to the carrying value of our privately held equity securities.

The following is a summary of our investments we consider to be temporarily impaired at June 30, 2026 (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	303	$659,038	$(2,154)	$3,984	$(12)	$663,022	$(2,166)
Debt securities issued by U.S. government agencies	62	125,253	(885)	2,866	(13)	128,119	(898)
Debt securities issued by the U.S. Treasury	75	510,400	(1,944)	-	-	510,400	(1,944)
Debt securities issued by states of the U.S. and political subdivisions of the states	8	5,002	(4)	-	-	5,002	(4)
Total temporarily impaired debt securities	448	$1,299,693	$(4,987)	$6,850	$(25)	$1,306,543	$(5,012)

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

8.  Fair Value Measurements

The following tables present the major security types we held at June 30, 2026 and December 31, 2025 that we regularly measure and carry at fair value. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective security’s fair value (in thousands):

	At	Quoted Prices in Active Markets	Significant Other Observable Inputs
	June 30, 2026	(Level 1)	(Level 2)
Cash equivalents (1)	$155,741	$155,741	$-
Corporate debt securities (2)	986,465	-	986,465
Debt securities issued by U.S. government agencies (3)	145,272	-	145,272
Debt securities issued by the U.S. Treasury (4)	646,877	646,877	-
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	5,752	-	5,752
Publicly traded equity securities included in other current assets (5)	47,768	47,768	-
Total	$1,987,875	$850,386	$1,137,489

	At	Quoted Prices in Active Markets	Significant Other Observable Inputs
	December 31, 2025	(Level 1)	(Level 2)
Cash equivalents (1)	$213,579	$213,579	$-
Corporate debt securities (6)	1,184,608	-	1,184,608
Debt securities issued by U.S. government agencies (3)	148,631	-	148,631
Debt securities issued by the U.S. Treasury (3)	1,012,746	1,012,746	-
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	6,943	-	6,943
Publicly traded equity securities included in other current assets (5)	3,012	3,012	-
Total	$2,569,519	$1,229,337	$1,340,182

The following footnotes reference lines in our condensed consolidated balance sheets:

(1)    Included in cash and cash equivalents.

(2)    $57.6 million was included in cash and cash equivalents, with the difference included in short-term investments.

(3)    Included in short-term investments.

(4)    $21.0 million was included in cash and cash equivalents, with the difference included in short-term investments.

(5)    Included in other current assets.

(6)    $47.8 million was included in cash and cash equivalents, with the difference included in short-term investments.

Convertible Notes

Our 0% Notes due 2030 and 1.75% Notes due 2028 had a fair value of $828.3 million and $893.1 million at June 30, 2026, respectively. Our 0% Notes due 2030, 1.75% Notes due 2028 and 0% Notes due 2026 had a fair value of $830.3 million, $918.1 million and $594.6 million at December 31, 2025, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

9.  Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of sales	$176	$610	$323	$710
Research, development and patent expense	25,098	19,542	49,804	39,840
Selling, general and administrative expense	20,321	9,538	38,743	18,858
Stock-based compensation expense, net of amounts capitalized	45,595	29,690	88,870	59,408
Capitalized stock-based compensation expense	-	509	18	1,000
Total stock-based compensation expense	$45,595	$30,199	$88,888	$60,408

As of June 30, 2026, total unrecognized estimated stock-based compensation expense related to non-vested stock options, RSUs and PRSUs was $58.4 million, $166.6 million and $23.9 million, respectively. Our actual expenses will likely differ from these estimates because we will adjust our unrecognized stock-based compensation expense for future forfeitures, including any PRSUs that do not vest. We expect to recognize the cost of stock-based compensation expense related to our non-vested stock options, RSUs and PRSUs over a weighted average amortization period of 1.3 years, 1.6 years and 1.6 years, respectively.

Stock Options:

The weighted-average grant date fair value of stock options granted to employees for the six months ended June 30, 2026 and 2025 was $38.07 and $16.51 per share, respectively.

In the second quarter of 2026, two new members were appointed to the Board of Directors following the retirement of two Board members. In June 2026, we issued stock options to the two new Board members. The weighted-average grant date fair value of stock options granted to non-employee members of the Board of Directors for the six months ended June 30, 2026 was $39.04 per share. There were no stock options granted to non-employee members of the Board of Directors for the six months ended June 30, 2025 because no new members were appointed during the period.

RSUs:

The weighted-average grant date fair value of RSUs granted to employees for the six months ended June 30, 2026 and 2025 was $77.19 and $32.97 per share, respectively.

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

The weighted-average grant date fair value of PRSUs we granted to our executive officers for the six months ended June 30, 2026 and 2025 was $115.05 and $48.81 per share, respectively.

Black-Scholes Assumptions:

For the six months ended June 30, 2026 and 2025, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Six Months Ended
	June 30,
	2026	2025
Risk-free interest rate	3.9%	4.5%
Dividend yield	0.0%	0.0%
Volatility	43.1%	42.0%
Expected life	6.3 years	6.3 years

Board of Directors Stock Options:

Six Months Ended
June 30,
2026
Risk-free interest rate	4.4%
Dividend yield	0.0%
Volatility	42.4%
Expected life	7.3 years

ESPP:

	Six Months Ended
	June 30,
	2026	2025
Risk-free interest rate	3.6%	4.3%
Dividend yield	0.0%	0.0%
Volatility	51.7%	41.3%
Expected life	6 months	6 months

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

We determine the effective interest rate used to record interest expense under this agreement based on an estimate of future royalty payments to Royalty Pharma. As of June 30, 2026 and 2025, the estimated effective interest rate under the agreement was 12.0 percent and 12.7 percent, respectively.

The following table sets forth information on our liability related to sale of future royalties (in thousands):

Liability related to sale of future royalties, net as of December 31, 2025	$563,042
Royalty payments to Royalty Pharma	(22,387)
Interest expense related to sale of future royalties	34,538
Amortization of issuance costs related to sale of future royalties	305
Liability related to sale of future royalties, net as of June 30, 2026	$575,498
Less: Current portion (1)	(12,924)
Liability related to sale of future royalties, net as of June 30, 2026 – Non-current	$562,574

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

11.  Convertible Debt

0 Percent Convertible Senior Notes due 2030

In November 2025, we completed a $770.0 million offering of our 0% Notes due 2030.

At June 30, 2026, we had the following 0% Notes due 2030 outstanding (in millions except interest rate and price per share data):

0% Notes due 2030
Outstanding principal balance	$770.0
Unamortized debt issuance costs	$16.6
Maturity date	December 2030
Interest rate	0%
Effective interest rate	0.5%
Conversion price per share	$98.10
Total shares of common stock subject to conversion	7.8

1.75 Percent Convertible Senior Notes due 2028

In 2023, we completed a $575.0 million offering of our 1.75% Notes due 2028.

At June 30, 2026, we had the following 1.75% Notes due 2028 outstanding (in millions except interest rate and price per share data):

1.75% Notes due 2028
Outstanding principal balance	$575.0
Unamortized debt issuance costs	$5.7
Maturity date	June 2028
Interest rate	1.75%
Effective interest rate	2.3%
Conversion price per share	$53.73
Total shares of common stock subject to conversion	10.7

0 Percent Convertible Senior Notes due 2026 and Call Spread

In April 2026, we paid the remaining principal balance of our 0% Notes due 2026 with $432.5 million of cash at maturity. In addition, we settled the conversion obligation in excess of principal by issuing 1.8 million shares of common stock to the holders of the 0% Notes due 2026 who exercised their conversion option.

In conjunction with the 2021 offering, we entered into a call spread transaction, which was comprised of purchasing note hedges and selling warrants, to minimize the impact of potential economic dilution upon conversion of our 0% Notes due 2026 by increasing the effective conversion price on these notes. We increased our effective conversion price to $76.39 with the same number of underlying shares as our 0% Notes due 2026. Our note hedges were exercisable upon conversion of the 0% Notes due 2026. In April 2026, we exercised the note hedges upon maturity of these notes. As a result, we received 2.6 million shares of common stock, which we retired upon receipt. The warrants began to expire in July 2026 and will fully expire in September 2026.

Upon the execution of the call spread transaction in 2021, we recorded the amount we paid for the note hedges and the amount we received for the warrants in additional paid-in capital in our condensed consolidated balance sheets. Refer to Part IV, Item 15, Note 1, Organization and Significant Accounting Policies, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for our Call Spread accounting policy. We reassess our ability to continue to classify the warrants in shareholders’ equity at each reporting period.

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

On June 1, 2026, Biogen received notice that Somerset Therapeutics, LLC had filed an Abbreviated New Drug Application, or ANDA, seeking approval to commercialize a generic version of SPINRAZA intrathecal injection, 12 mg/5 ml. The ANDA alleged that certain patents that cover SPINRAZA and its use are invalid or would not be infringed by Somerset. On June 22, 2026, Biogen, Cold Springs Harbor Laboratory and Ionis filed a lawsuit together in the District Court of Delaware asserting patent infringement. This lawsuit is ongoing.

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

The following table sets forth information on segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$267,949	$452,049	$514,042	$583,660

Less:
Cost of sales	2,563	3,541	5,398	4,904
Drug discovery	29,120	30,255	57,677	57,244
Drug development	103,958	117,689	208,140	230,635
Medical affairs	11,318	7,826	21,307	13,468
Manufacturing and development chemistry	20,639	21,545	40,947	35,826
R&D support	26,974	20,607	49,405	41,159
Selling, general and administrative	130,075	81,081	262,012	148,061
Other segment items (1)	57,948	45,954	76,330	75,750
Consolidated net income (loss)	$(114,646)	$123,551	$(207,174)	$(23,387)

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

With multiple independent commercial launches now underway, we have transitioned into a fully integrated commercial-stage biotechnology company. We currently have seven marketed medicines to treat serious diseases: TRYNGOLZA (olezarsen), DAWNZERA (donidalorsen), WAINUA (eplontersen), SPINRAZA (nusinersen), QALSODY (tofersen), TEGSEDI (inotersen) and WAYLIVRA (volanesorsen). Following approval by the U.S. Food and Drug Administration, or FDA, in June 2026, we independently launched TRYNGOLZA for the treatment of severe hypertriglyceridemia, or sHTG. In addition, we are on track to independently launch zilganersen for Alexander disease, or AxD, in 2026, assuming regulatory approval. We also have a rich innovative pipeline across our focus areas of neurology, cardiometabolic diseases and select areas of high patient needs. We currently have two wholly owned medicines and eight partnered medicines in Phase 3 development, including obudanersen for Angelman syndrome, or AS, which has completed enrollment of the Phase 3 study. We also have additional medicines in early and mid-stage development.

Our multiple sources of revenue and solid financial foundation enable our continued investments to support ongoing and planned launches and to advance our wholly owned medicines in development. Our key recent achievements, combined with our independent and partnered product launches anticipated by the end of 2027, position us well to help millions of patients with serious diseases and deliver increasing product and royalty revenue.

Our Marketed Medicines

TRYNGOLZA is a once monthly, self-administered LIgand-Conjugated Antisense, or LICA, medicine approved in the United States, or U.S., as an adjunct to diet to reduce triglycerides and the risk of acute pancreatitis in adults with sHTG and as an adjunct to diet to reduce triglycerides in adults with familial chylomicronemia syndrome, or FCS. TRYNGOLZA is also approved in the European Union, or EU, Canada and the United Kingdom, or UK, as an adjunct to diet in adult patients for the treatment of genetically confirmed FCS. TRYNGOLZA is the first and only treatment approved by the FDA that significantly and substantially reduces triglyceride levels in adults with sHTG and provides a clinically meaningful reduction in acute pancreatitis, or AP, events. TRYNGOLZA is the first medicine we are commercializing independently in the U.S. Sobi has exclusive rights to commercialize TRYNGOLZA in countries outside of the U.S., Canada and China.

DAWNZERA is an RNA-targeted medicine approved in the U.S. for prophylaxis to prevent attacks of hereditary angioedema, or HAE, in adult and pediatric patients 12 years of age and older. DAWNZERA is also approved in the EU and UK for the routine prevention of recurrent attacks of HAE in the same age group. DAWNZERA 80mg is self-administered via subcutaneous autoinjector once every four or eight weeks. DAWNZERA is the first and only FDA-approved RNA-targeted prophylactic therapy for HAE. DAWNZERA has the potential to offer durable efficacy, a favorable safety and tolerability profile, and the longest available dosing interval. DAWNZERA is the second medicine we are commercializing independently in the U.S. We licensed commercialization rights for DAWNZERA in Europe and the Asia-Pacific region to Otsuka Pharmaceutical Co., Ltd., or Otsuka.

SPINRAZA is an antisense medicine for the treatment of patients with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Higher dose SPINRAZA was approved and launched in the U.S. and EU for the treatment of SMA. Higher dose SPINRAZA is also approved in Japan. Our partner, Biogen, is responsible for commercializing SPINRAZA worldwide.

WAINUA (WAINZUA in Europe) is a once monthly, self-administered subcutaneous LICA medicine that is approved in numerous countries, including the U.S., EU, UK, Canada and China, for the treatment of adults with polyneuropathy of hereditary transthyretin-mediated amyloidosis, or ATTRv-PN, a debilitating, progressive, and fatal disease. In January 2024, we and AstraZeneca launched WAINUA in the U.S. for the treatment of adults with ATTRv-PN. The launch of WAINUA is underway in numerous countries, including the countries in the EU, following the approval by the European Commission, or EC, in March 2025. AstraZeneca is our commercialization partner for WAINUA.

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

Our Innovative Late-Stage Pipeline of Ionis-Owned Investigational Medicines

Zilganersen is our investigational medicine for AxD. The FDA has granted Priority Review of zilganersen, with a Prescription Drug User Fee Act, or PDUFA, action date of September 22, 2026. The regulatory submission was based on the positive results from the Phase 3 portion of the pivotal study in children and adults with AxD. These results were presented at the Child Neurology Society Annual Meeting in October 2025 and the American Academy of Neurology Annual Meeting in April 2026. We established an expanded access program in the U.S. for eligible patients aged two and older living with AxD. Zilganersen has received Fast Track and Rare Pediatric Disease designations from the FDA and received Orphan Drug designation from both the FDA and the EMA. We licensed commercialization rights for zilganersen in countries outside of the U.S. to Recordati.

Obudanersen is our medicine in development for AS. In July 2026, we completed enrollment of the Phase 3 study, REVEAL, which we designed to evaluate the efficacy and safety of obudanersen. In addition, we are continuing to conduct the open label Phase 1/2 study, HALOS, of obudanersen in patients with AS designed to assess the safety, tolerability and activity of multiple ascending doses of obudanersen administered intrathecally. In 2025, we presented positive 12- and 18-month long-term extension data from the HALOS study which supports continued development. The FDA and EMA granted Orphan Drug designation to obudanersen. Additionally, the FDA granted Breakthrough Therapy, Fast Track and Rare Pediatric designations to obudanersen.

Our Innovative Late-Stage Pipeline of Partnered Investigational Medicines

Bepirovirsen is our medicine in development for chronic hepatitis B, or CHB. GSK is developing bepirovirsen. The FDA has granted Priority Review of bepirovirsen, with a PDUFA action date of October 26, 2026. In May 2026, GSK presented positive Phase 3 data for bepirovirsen at the 2026 European Association for the Study of the Liver, or EASL, Congress. Bepirovirsen is also under regulatory review in the EU, China and Japan, with additional submissions planned. The FDA, Center for Drug Evaluation, or CDE, of National Medical Products Administration, or NMPA, of China and Japanese Ministry of Health, Labour and Welfare, or MHLW, granted bepirovirsen Fast Track designation, Breakthrough Therapy designation and SENKU (formerly known as SAKIGAKE) designation, respectively, for the treatment of patients with CHB.

Eplontersen is our medicine in development to treat patients with transthyretin amyloidosis cardiomyopathy, or ATTR-CM. In July 2026, we and AstraZeneca announced that the CARDIO-TTRansform trial for eplontersen in patients with ATTR-CM missed the primary efficacy endpoint of the composite outcome of cardiovascular, or CV, mortality and recurrent CV clinical events up to Week 140 compared with placebo. In this contemporary patient population treated with standard of care, including a majority on a stabilizer, adding eplontersen did not provide a statistically significant benefit. We and AstraZeneca are continuing to analyze the full data set, and results will be shared with the scientific community at the European Society of Cardiology, or ESC, Congress in August 2026.

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

Salanersen is our medicine in development for SMA. In the second quarter of 2026, Biogen advanced salanersen into Phase 3 development in patients with SMA and the FDA granted Breakthrough Therapy designation to salanersen based on positive interim Phase 1 results. Salanersen has also received Orphan Drug designation for the treatment of SMA.

Sapablursen is our medicine in development for polycythemia vera, or PV. In the second quarter of 2026, Ono advanced sapablursen into Phase 3 development in patients with PV. Sapablursen has received FDA Fast Track, Orphan Drug and Breakthrough Therapy designations for the treatment of PV.

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

Results of Operations

The following is a summary of our financial results (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total revenue	$267.9	$452.0	$514.0	$583.7
Total operating expenses	$370.2	$312.2	$733.8	$590.7
Income (loss) from operations	$(102.3)	$139.8	$(219.7)	$(7.0)
Net income (loss)	$(114.6)	$123.6	$(207.2)	$(23.4)

Revenue

Total revenue for the three and six months ended June 30, 2026 was $267.9 million and $514.0 million, respectively, compared to $452.0 million and $583.7 million for the same periods in 2025, respectively, and was comprised of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Commercial revenue:
Product sales, net:
TRYNGOLZA sales, net	$4.6	$19.3	$31.7	$25.6
DAWNZERA sales, net	26.5	-	42.4	-
Total product sales, net	31.1	19.3	74.1	25.6
Royalty revenue:
SPINRAZA royalties	53.5	54.3	97.2	102.3
WAINUA royalties	16.4	10.4	27.1	19.8
Other royalties	6.1	5.3	10.0	12.0
Total royalty revenue	76.0	70.0	134.3	134.1
Other commercial revenue	11.5	13.5	18.0	19.2
Total commercial revenue	118.6	102.8	226.4	178.9
Research and development revenue:
Collaborative agreement revenue	133.1	336.8	253.8	382.0
WAINUA joint development revenue	16.2	12.4	33.8	22.8
Total research and development revenue	149.3	349.2	287.6	404.8
Total revenue	$267.9	$452.0	$514.0	$583.7

Commercial revenue for the three months and six months ended June 30, 2026 increased 15% and 27%, respectively, compared to the same periods in 2025. This increase was primarily driven by DAWNZERA product sales.

Research and development, or R&D, revenue for the three and six months ended June 30, 2026 decreased compared to the same periods in 2025 due to the $280 million upfront payment we earned for the global license of sapablursen to Ono Pharmaceutical Co., Ltd. in the second quarter of 2025, which was partially offset by partner payments we achieved in the first half of 2026. We recognized approximately $100 million and $180 million of R&D revenue in the three and six months ended June 30, 2026, respectively, from license fees and milestone payments from multiple partnerships.

WAINUA (Eplontersen) Collaboration with AstraZeneca

Our financial results for the three and six months ended June 30, 2026 and 2025 reflected the cost-sharing provisions related to our collaboration with AstraZeneca to develop and commercialize WAINUA for the treatment of ATTR. From inception through December 31, 2025, AstraZeneca was responsible for 55 percent of the costs associated with the ongoing global Phase 3 development program. During the six months ended June 30, 2026, AstraZeneca was responsible for 75 percent of costs for development activities intended solely to support U.S. regulatory approvals and 87.5 percent of costs for development activities intended to support global regulatory approvals. Because we are leading and conducting the Phase 3 development program, we are recognizing as R&D revenue the percentage of cost-share funding AstraZeneca is responsible for, net of our share of AstraZeneca's development expenses, in the same period we incur the related development expenses.

As AstraZeneca was responsible for the majority of the medical affairs and commercial costs in the U.S. and all costs associated with bringing WAINUA to market outside the U.S. during the three and six months ended June 30, 2026 and 2025, we recognized cost-share funding we received from AstraZeneca related to these activities as a reduction of our medical affairs and commercialization expenses, which we classify as R&D and selling, general and administrative, or SG&A expenses, respectively.

The following table sets forth information on revenue and expenses under this collaboration (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
WAINUA joint development revenue	$16.2	$12.4	$33.8	$22.8
Research and development expenses related to Phase 3 development of WAINUA	19.0	24.7	39.6	46.3
Medical affairs expenses for WAINUA	2.4	2.3	4.6	3.9
Commercialization expenses for WAINUA	8.4	6.8	16.3	14.5

Operating Expenses

The following table sets forth information on operating expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses, excluding non-cash compensation expense related to equity awards	$324.6	$282.5	$644.9	$531.3
Non-cash compensation expense related to equity awards	45.6	29.7	88.9	59.4
Total operating expenses	$370.2	$312.2	$733.8	$590.7

Operating expenses, excluding non-cash compensation expense related to equity awards, for the three months and six months ended June 30, 2026 increased compared to the same periods in 2025. SG&A expenses increased as anticipated year over year primarily due to investments related to the commercialization efforts for TRYNGOLZA and DAWNZERA and launch preparations for zilganersen in AxD. We expect our operating expenses, excluding non-cash compensation expense related to equity awards, to continue to increase during the remainder of 2026 as we advance our commercialization activities.

Non-cash compensation expense related to equity awards for the three and six months ended June 30, 2026 increased compared to the same periods in 2025 due to a higher stock price on the grant date of annual equity awards in 2026 compared to 2025 and increased headcount. We employed 1,480 people as of June 30, 2026 compared to 1,166 people as of June 30, 2025. We believe non-cash compensation expense related to equity awards is not indicative of our operating results or cash flows from our operations.

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

The following table sets forth information on cost of sales (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of sales, excluding non-cash compensation expense related to equity awards	$2.5	$3.6	$5.4	$4.9
Non-cash compensation expense related to equity awards	0.2	0.6	0.3	0.7
Total cost of sales	$2.7	$4.2	$5.7	$5.6

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for drug discovery, drug development, medical affairs, manufacturing and development chemistry and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$192.0	$198.0	$377.5	$378.4
Non-cash compensation expense related to equity awards	25.1	19.5	49.8	39.8
Total research, development and patent expenses	$217.1	$217.5	$427.3	$418.2

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

The following table sets forth information on drug discovery expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Drug discovery expenses, excluding non-cash compensation expense related to equity awards	$29.1	$30.3	$57.7	$57.3
Non-cash compensation expense related to equity awards	4.9	3.6	10.0	7.7
Total drug discovery expenses	$34.0	$33.9	$67.7	$65.0

Drug discovery expenses, excluding non-cash compensation expense related to equity awards, were essentially flat in the three and six months ended June 30, 2026 compared to the same periods in 2025.

Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Eplontersen	$14.6	$24.3	$33.9	$45.4
Donidalorsen	2.6	3.0	5.4	8.1
Olezarsen	14.6	18.2	27.1	43.1
Zilganersen	2.0	2.3	4.7	7.5
Obudanersen	11.1	11.7	19.5	17.5
Ulefnersen	2.8	2.2	5.5	5.2
Other development projects	21.3	19.3	44.0	35.7
Development overhead expenses	35.0	36.8	68.1	68.2
Total drug development expenses, excluding non-cash compensation expense related to equity awards	104.0	117.8	208.2	230.7
Non-cash compensation expense related to equity awards	12.0	8.7	23.4	16.9
Total drug development expenses	$116.0	$126.5	$231.6	$247.6

Our development expenses, excluding non-cash compensation expense related to equity awards, decreased for the three and six months ended June 30, 2026 compared to the same periods in 2025 as several late-stage studies ended. We expect our development expenses will continue to stabilize as several late-stage studies end and we reallocate resources toward earlier stage programs.

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

The following table sets forth information on medical affairs expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Medical affairs expenses, excluding non-cash compensation expense related to equity awards	$11.3	$7.8	$21.3	$13.4
Non-cash compensation expense related to equity awards	2.3	1.3	4.6	2.8
Total medical affairs expenses	$13.6	$9.1	$25.9	$16.2

Medical affairs expenses, excluding non-cash compensation expense related to equity awards, increased in the three and six months ended June 30, 2026 compared to the same periods in 2025 as we continued advancing our late-stage pipeline.

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

The following table sets forth information on manufacturing and development chemistry expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$20.6	$21.5	$40.9	$35.8
Non-cash compensation expense related to equity awards	2.9	1.6	6.0	3.7
Total manufacturing and development chemistry expenses	$23.5	$23.1	$46.9	$39.5

The period over period fluctuations in manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards, were due to the timing of manufacturing performed by our contract manufacturing organizations for drug product and active pharmaceutical ingredients related to several late-stage programs.

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Occupancy	$10.2	$6.5	$19.8	$13.8
Personnel costs	8.0	7.4	16.4	14.2
Patent expenses	2.2	0.9	3.1	1.5
Computer software and licenses	0.4	3.2	0.9	6.4
Insurance	0.6	0.7	0.7	1.7
Taxes	0.9	1.1	2.5	2.5
Other	4.7	0.8	6.0	1.1
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	27.0	20.6	49.4	41.2
Non-cash compensation expense related to equity awards	3.0	4.3	5.8	8.7
Total R&D support expenses	$30.0	$24.9	$55.2	$49.9

R&D support expenses, excluding non-cash compensation expense related to equity awards, increased in the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to increased occupancy and personnel costs.

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

The following table sets forth information on SG&A expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$130.1	$81.0	$262.1	$148.0
Non-cash compensation expense related to equity awards	20.3	9.6	38.7	18.9
Total selling, general and administrative expenses	$150.4	$90.6	$300.8	$166.9

SG&A expenses, excluding non-cash compensation expense related to equity awards, increased in the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to investments related to commercialization efforts for TRYNGOLZA and DAWNZERA as well as launch preparation activities for zilganersen in AxD. We expect SG&A expenses to increase as we continue to invest in our independent commercial launches.

Investment Income

The following table sets forth information on investment income (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Investment income	$20.2	$24.7	$45.7	$49.4

Investment income for the three and six months ended June 30, 2026 decreased compared to the same periods in 2025 due to a decrease in our cash balance during the three months ended June 30, 2026 compared to the same period in 2025. Our cash balance decreased due to the repayment upon maturity of our 0% Notes due 2026 in April 2026.

Interest Expense

The following table sets forth information on interest expense (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Convertible notes:
Non-cash amortization of debt issuance costs	$1.6	$1.5	$3.8	$3.0
Interest expense payable in cash	2.5	2.5	5.0	5.1
Interest on mortgage for manufacturing facility	0.1	0.1	0.2	0.1
Other	0.4	-	0.8	-
Total interest expense	$4.6	$4.1	$9.8	$8.2

Interest Expense Related to Sale of Future Royalties

We recorded $17.5 million and $34.8 million of interest expense related to the sale of future royalties in the three and six months ended June 30, 2026, respectively, compared to $18.6 million and $37.5 million in the same periods in 2025, respectively. These amounts are related to the Royalty Pharma Investments, or Royalty Pharma, transaction, in which we sold a minority interest in our future SPINRAZA and pelacarsen royalties to Royalty Pharma for a $500 million upfront payment and $625 million of potential future payments. Refer to Part I, Item 1, Note 10, Liability Related to Sale of Future Royalties, in the Notes to Condensed Consolidated Financial Statements for further details.

Gain (Loss) on Investments

The following table sets forth information on gain (loss) on investments, net (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Gain (loss) on investments, net	$(10.2)	$(18.3)	$12.4	$(20.5)

The period over period fluctuations in gain (loss) on investments were primarily due to changes in the fair value of investments in publicly traded biotechnology companies.

Net Income (Loss) and Net Income (Loss) per Share

The following table sets forth information on net income (loss) and net income (loss) per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$(114.6)	$123.6	$(207.2)	$(23.4)
Basic net income (loss) per share	$(0.69)	$0.78	$(1.25)	$(0.15)
Diluted net income (loss) per share	$(0.69)	$0.70	$(1.25)	$(0.15)

The period-over-period fluctuations in our net income (loss) were driven by factors discussed in the sections above.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also financed our operations from commercial revenue from SPINRAZA, WAINUA and QALSODY royalties and TEGSEDI and WAYLIVRA commercial revenue. In addition, we began earning commercial revenue from TRYNGOLZA product sales in late December 2024 and DAWNZERA product sales in late August 2025. From our inception through June 30, 2026, we have earned approximately $9.4 billion in revenue. We have also financed our operations through the sale of our equity securities, the issuance of long-term debt and the sale of future royalties. From the time we were founded through June 30, 2026, we have raised net proceeds of approximately $2.9 billion from the sale of our equity securities. Additionally, from our inception through June 30, 2026, we have borrowed approximately $3.5 billion under long-term debt arrangements and received proceeds of $0.5 billion from the sale of future royalties to finance a portion of our operations.

From December 31, 2025 to June 30, 2026, our working capital and our long-term obligations did not change significantly. In April 2026, we paid the remaining principal balance of our 0% Notes due 2026 upon maturity. Refer to Part I, Item 1, Note 11, Convertible Debt, in the Notes to Condensed Consolidated Financial Statements for further details.

The following table summarizes our contractual obligations, excluding our liability related to the sale of future royalties, as of June 30, 2026. The table provides a breakdown of when obligations become due.

Contractual Obligations	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
0% Notes due 2030 (principal payable)	$770.0	$-	$770.0
1.75% Notes due 2028 (principal and interest payable)	595.2	10.1	585.1
Operating leases	467.3	36.3	431.0
Building mortgage payments (principal and interest payable)	8.8	0.5	8.3
Other obligations (principal and interest payable)	0.6	0.1	0.5
Total	$1,841.9	$47.0	$1,794.9

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

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of June 30, 2026 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

In January 2026, we deployed a new global enterprise resource planning, or ERP, system for the company. We designed the ERP system to accurately maintain our financial records, support operational functionality and provide information to our management teams related to business operations. We have updated our internal control over financial reporting, where applicable, to accommodate related changes in our financial management processes resulting from this implementation. Except for changes in controls related to the new ERP system, there were no other changes to our internal control over financial reporting during six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2026, except as mentioned above.

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

The current U.S. Presidential administration is pursuing policies to reduce regulations and expenditures across government agencies, including at the FDA, HHS, Centers for Medicare & Medicaid Services, or CMS, and other related agencies, with a particular focus on most favored nation pricing equal to or lower than those paid in other developed nations. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose additional policy changes that create uncertainty for our business. For example, in furtherance of the administration’s drug pricing initiatives, in late 2025, CMS issued proposed rules that, if finalized, would implement new mandatory and voluntary payment models to implement a most favored nation rebate model. These models are referred to as the GLOBE Model, GUARD Model and GENEROUS Model. At this time, it remains unclear whether the proposed models will be finalized and, if so, whether any changes will be made prior to their implementation. These and other recent actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.

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

If we or our partners fail to compete effectively, our medicines, including our commercial medicines and our medicines in development, will not generate significant revenues.*

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. Our competitors engage in drug discovery throughout the world, are numerous, and include, among others, major pharmaceutical companies and specialized biopharmaceutical firms. In addition, other companies are engaged in developing RNA-targeted technology. Our competitors may, among other things, relative to our medicines or medicines in development:

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization in certain geographic markets of products against targets that are also targets of products in our development pipeline or of medicines we are commercializing. For example:

●    TRYNGOLZA faces competition in FCS from a commercial competitor and, in sHTG, could face competition from commercial competitors in the future;
●    DAWNZERA faces competition from several commercial competitors, including an oral product, and could face competition from additional commercial competitors in the future;
●    WAINUA faces competition from numerous competitors, including an oral product in markets outside the U.S.;
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

In addition, when approved, the FDA or a foreign regulatory authority may condition approval on the performance of post-approval clinical studies or patient monitoring, which could be time-consuming and expensive. For example, in connection with the conditional marketing approval for WAYLIVRA in the EU, we are required to conduct a post-authorization safety study to evaluate the safety of WAYLIVRA on thrombocytopenia and bleeding in FCS patients taking WAYLIVRA. If the results of such post-marketing studies are not satisfactory, the FDA, EC or foreign regulatory authorities may withdraw the marketing authorization or may condition continued marketing on commitments from us or our partners that may be expensive and time-consuming to fulfill.

If we or others identify side effects after any of our medicines are on the market, or if manufacturing problems occur subsequent to regulatory approval, or if we, our contract manufacturing organizations, or our partners fail to comply with regulatory requirements, we or our partners may, among other things, lose regulatory approval and be forced to withdraw products from the market, need to conduct additional clinical studies, incur restrictions on the marketing, distribution or manufacturing of the product, and/or change the labeling of our medicines.

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

We depend on our collaboration with AstraZeneca for the development and commercialization of WAINUA.*

In December 2021, we entered into a collaborative agreement with AstraZeneca under which we granted AstraZeneca exclusive worldwide rights to develop and commercialize WAINUA, with the parties sharing responsibility and costs for development and U.S. commercialization activities, and AstraZeneca assuming sole responsibility for commercialization outside the U.S. We exercised our opt-out right under the agreement and the opt-out process set forth in the agreement is underway. In general, we cannot control the amount and timing of resources that AstraZeneca devotes to our collaboration. In addition, we do not have control over whether AstraZeneca elects to terminate the collaborative arrangement. If AstraZeneca fails to further develop or successfully commercialize WAINUA for any reason, our revenues for WAINUA would be negatively affected.

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

We rely on third-party manufacturers to supply the drug substance and drug product for TRYNGOLZA, DAWNZERA and WAINUA and drug product for WAYLIVRA. The operations of our suppliers, many of which are located outside of the United States, are subject to additional risks that are beyond our control. For example, tariffs on the raw materials, components, or equipment used to manufacture our products, or on our drug substance or finished products, will increase our manufacturing costs. On April 2, 2026, President Trump issued a proclamation that imposes tariffs of up to 100% on imported patented pharmaceutical products and active pharmaceutical ingredients, with specified exceptions. We are evaluating the potential impacts on our business related to the imposition of such tariffs but believe any impacts will be limited and manageable. In addition, merger and acquisition activity within the commercial manufacturing space could reduce the availability of resources from our third-party manufacturers. Delays or disruption to our own or third-party commercial manufacturing capabilities for any reason could limit the commercial success of our medicines.

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

We and our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for our medicines. It is possible that regulatory authorities will not approve our medicines for marketing or our commercial medicines in additional markets or for additional indications. If the FDA or another regulatory authority believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our medicines, including our commercial medicines or our medicines in development, the authority will not approve such medicine or will require additional studies, which could be time-consuming and expensive and delay or harm commercialization of the medicine. For example, in August 2018 we received a complete response letter from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a Notice of Non-Compliance Withdrawal Letter, or Non-W, from Health Canada for WAYLIVRA in November 2018.

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

Even if our medicines are successful in preclinical and human clinical studies, the medicines may not be successful in late-stage clinical studies. Similarly, topline, preliminary or interim data we release for any of our clinical studies may not be indicative of full or final results from such study.*

Successful results in preclinical or initial human clinical studies, including the Phase 2 results for some of our medicines in development, may not predict the results of subsequent clinical studies. If any of our medicines in Phase 3 clinical studies do not show sufficient safety and efficacy in patients with the targeted indication, or if such studies are discontinued for any other reason, it could negatively impact our development and commercialization goals for these medicines and our stock price could decline. In addition, we may release topline, preliminary or interim data for any of our clinical studies. The interim, topline or preliminary results we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. As a result, such data should be viewed with caution until the final data are available.

In the past, we have invested in clinical studies of medicines that have not met the primary clinical endpoints in their Phase 3 studies or have been discontinued for other reasons. For example, in July 2026, we and AstraZeneca announced that the CARDIO-TTRansform Phase 3 trial for eplontersen in patients with ATTR-CM did not meet the primary efficacy endpoint of the composite outcome of cardiovascular, or CV, mortality and recurrent CV clinical events up to Week 140 compared with placebo. In October 2021, Biogen reported that QALSODY did not meet the primary clinical endpoint in the Phase 3 VALOR study; however, trends favoring QALSODY were seen across multiple secondary and exploratory measures of disease activity and clinical function. In addition, in March 2021, Roche decided to discontinue dosing in the Phase 3 GENERATION HD1 study of tominersen in patients with manifest Huntington’s disease based on the results of a pre-planned review of data from the Phase 3 study conducted by an unblinded Independent Data Monitoring Committee. Similar results could occur in clinical studies for our other medicines.

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

We depend on third parties to conduct clinical studies for our medicines and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.*

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our medicines and expect to continue to do so in the future. For example, we use clinical research organizations, such as Icon Clinical Research Limited, Medpace, Inc., Parexel International Corporation, Syneos Health, Inc. and Thermo Fisher Scientific Inc. for the clinical studies for our medicines, including obudanersen, ulefnersen and zilganersen. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees, but we are responsible for ensuring that such investigators conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. For example, some of our key vendors have in the past experienced labor shortages, which impacted their ability to perform services for us for certain of our clinical trials. Subsequent failures of these third parties to carry out their obligations, or a termination of our relationship with such third parties, could delay or prevent the development, marketing authorization and commercialization of our medicines.

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

●    AstraZeneca for the development and funding of WAINUA;
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

We may not be able to benefit from designations for our medicines from regulatory authorities that are intended to confer benefits such as financial incentives or an accelerated regulatory pathway.*

In the U.S., under the Orphan Drug Act, the FDA may designate a medicine as an Orphan Drug if it is intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the U.S. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but it can provide financial incentives, such as tax advantages and user-fee waivers, as well as longer regulatory exclusivity periods. The FDA has granted Orphan Drug designation to TRYNGOLZA for the treatment of patients with FCS, to WAINUA for the treatment of patients with ATTR, to obudanersen for the treatment of patients with Angelman syndrome, to salanersen for the treatment of patients with SMA, to sapablursen for the treatment of patients with PV, to ulefnersen for the treatment of patients with FUS-ALS, and to some of our earlier stage medicines. The FDA and EMA have granted Orphan Drug designation to DAWNZERA for the treatment of patients with HAE, to WAYLIVRA for the treatment of patients with FCS, and to some of our earlier stage medicines. In addition, the EMA has granted Orphan Drug designation to WAYLIVRA for the treatment of patients with FPL. Even if approval is obtained for a medicine that has been designated as an Orphan Drug, we may lose Orphan Drug exclusivity if the FDA or EMA determines that the request for designation was materially defective or if we cannot assure sufficient quantity of the applicable medicine to meet the needs of patients with the rare disease or condition, or if a competitor is able to gain approval for the same or a substantially similar medicine in a safer or more effective form or that makes a major contribution to patient care. If we lose Orphan Drug exclusivity on any of our medicines, we may face increased competition and lose market share for such medicine.

We may also seek rare pediatric disease designation for some of our medicines. The FDA defines “rare pediatric disease” as a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years or is a rare disease or condition within the meaning of the Orphan Drug Act. Designation of a medicine as a medicine for a rare pediatric disease does not guarantee that a marketing application for such medicine will meet the eligibility criteria for a rare pediatric disease priority review voucher, or PRV, at the time the application is approved. Under the Federal Food, Drug and Cosmetic Act, we will need to request a rare pediatric disease PRV in our original marketing application for any potential medicine for which we have received rare pediatric disease designation. The FDA may determine that a marketing application for any such medicine, if approved, does not meet the eligibility criteria for a PRV. Under the current statutory sunset provisions, the PRV program will sunset after September 30, 2029, and the FDA may not award PRVs under this program after such date.

Risks Associated with our Businesses as a Whole

Risks related to our financial condition

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. In addition, as we commercialize more medicines on our own, we will need to invest significant financial resources to continue developing the infrastructure required to successfully commercialize our medicines, including building and maintaining new support functions, scaling up existing internal support functions and expanding our manufacturing capabilities. All of these activities will require significant cash. As of June 30, 2026, we had cash, cash equivalents and short-term investments equal to $2.1 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including our commercial medicines, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors such as:

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

Because drug discovery and development require substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of June 30, 2026, we had an accumulated deficit of approximately $2.8 billion and stockholders’ equity of approximately $0.4 billion. Most of our income has historically come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. We will need to continue investing significant financial resources to commercialize medicines on our own, and we expect our future revenue to be driven primarily by commercial sales. If we do not earn substantial revenue from commercial sales, we may incur additional operating losses in the future, which could restrict our ability to successfully develop additional medicines or sustain future profitability.

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

Risks related to our intellectual property

If we cannot protect our patent rights or our other proprietary rights, others may compete more effectively against us.*

Our success depends to a significant degree upon whether we can continue to develop, secure and maintain intellectual property rights to proprietary products and services. However, we may not receive issued patents on any of our pending patent applications in the U.S. or in other countries and we may not be able to obtain, maintain or enforce our patents and other intellectual property rights, any of which could impact our ability to compete effectively. In addition, the scope of any of our issued patents may not be sufficiently broad to provide us with a competitive advantage. Furthermore, other parties may successfully challenge, invalidate or circumvent our issued patents or patents licensed to us so that our patent rights do not create an effective competitive barrier or revenue source. For example, on June 22, 2026, Biogen, Cold Spring Harbor Laboratory, and Ionis filed a patent infringement lawsuit in the District Court of Delaware following notice that Somerset Therapeutics, LLC had filed an Abbreviated New Drug Application, or ANDA, seeking approval to commercialize a generic version of SPINRAZA and alleging that certain patents covering SPINRAZA and its use are invalid or would not be infringed. If Somerset Therapeutics obtains a favorable ruling in such lawsuit, our revenues from SPINRAZA could be materially adversely affected.

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

Intellectual property litigation could be expensive and prevent us from pursuing our programs.*

From time to time, we have to defend our intellectual property rights. If we are involved in an intellectual property dispute, we may need to litigate to defend our rights or assert them against others. Disputes can involve arbitration, litigation or proceedings declared by the U.S. PTO or the International Trade Commission or foreign patent authorities. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. For example, in September 2025, we filed a claim against Arrowhead Pharmaceuticals, Inc., or Arrowhead, for patent infringement over Arrowhead’s commercialization of plozasiran, and Arrowhead filed a counterclaim against us seeking to invalidate that same patent. We are also a party to ongoing litigation involving a third party seeking regulatory approval to commercialize a generic version of SPINRAZA in the U.S. as described above. For details regarding these proceedings, refer to Part II, Item 1, Legal Proceedings.

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

In recent years, extreme weather events and changing weather patterns have become more common. As a result, we are potentially exposed to varying natural disaster or extreme weather risks such as fires, hurricanes, tornadoes, droughts, floods, or other events that may result from the impact of climate change on the environment, any of which could impact our business and manufacturing operations. The potential impacts of climate change may also include increased operating costs associated with additional regulatory requirements and investments in reducing energy, water use and greenhouse gas emissions. In addition, we currently manufacture most of our research and clinical supplies in a manufacturing facility located in Carlsbad, California, and various regions within California have experienced numerous catastrophic wildfires. We manufacture the finished drug product for TRYNGOLZA, DAWNZERA and WAYLIVRA at third-party contract manufacturers. Biogen manufactures the finished drug product for SPINRAZA and QALSODY and AstraZeneca is responsible for WAINUA’s commercial drug supply. The facilities and the equipment we, our partners and our contract manufacturers use to research, develop and manufacture our medicines would be costly to replace and could require substantial lead time to repair or replace.

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

There are also significant risks involved in developing and deploying AI, and there can be no assurance that the usage of AI will enhance our medicines or the discovery or development of our product candidates or be beneficial to our business, including our efficiency or profitability. It is also uncertain how various laws will apply to content generated by AI. Various government authorities have proposed or enacted laws governing the development and use of AI technologies. We are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results.

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding June 30, 2026, the closing market price of our common stock ranged from $86.50 to $39.94 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, financing transactions, announcements related to collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

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

The provisions of our convertible senior notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the notes will have the right, at their option, to require us to repurchase all of their notes or a portion of their notes, which may discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over the then-current market prices. As of June 30, 2026, we had two outstanding convertible senior notes, our 0% Notes due 2030, which mature in December 2030, and our 1.75% Notes due 2028, which mature in June 2028.

Additionally, in connection with the issuance of our 0% Notes due 2026, we entered into certain call spread transactions consisting of convertible note hedges, which were exercised in April 2026, and warrant transactions, which became exercisable commencing on July 1, 2026. The terms of the warrant transactions are subject to adjustment in connection with certain events, including upon the announcement of certain mergers or other business transactions involving us. In addition, the warrants may be required to be settled or unwound in connection with a merger or other business transaction involving us, which could make an acquisition of our company significantly more expensive to the purchaser.

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

Future sales of our common stock in the public market could adversely affect the trading price of our securities.*

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect trading prices of our securities. For example, we may issue approximately 18.6 million shares of our common stock upon conversion of our 0% Notes due 2030 and 1.75% Notes due 2028. In connection with the issuance of the 0% Notes due 2026, we entered into certain call spread transactions consisting of convertible note hedges and warrant transactions covering 10.9 million shares. The convertible note hedges offset the dilution to holders of common stock that arose from the conversion of those notes. However, the anti-dilutive effect of the convertible note hedges is offset by the related warrant transactions, which became exercisable commencing on July 1, 2026. The addition of any of these shares into the public market may have an adverse effect on the price of our securities.

In addition, in connection with the warrant transactions, the counterparties may modify their hedge positions from time to time, including during the exercise period, by purchasing and selling shares of our common stock, other of our securities, or other instruments, including over-the-counter derivative instruments, that they may wish to use in connection with such hedging, which may have an adverse impact on the trading price of our common stock.

Risks related to compliance with laws

Our operations are subject to extensive legal and regulatory requirements affecting the health care industry.

Our operations are subject to extensive legal and regulatory requirements affecting the health care industry, including federal, state, and foreign fraud and abuse (including anti-kickback laws and false claims laws), transparency laws, such as the federal Sunshine Act, and health information privacy and security laws, which are subject to change at any time. It is possible that government authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. Penalties for violations of applicable healthcare laws and regulations may include significant civil, criminal and administrative penalties, damages, disgorgement, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and additional reporting requirements and oversight if we enter into a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws. In addition, violations may also result in reputational harm, diminished profits and future earnings.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.
DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.
OTHER INFORMATION

Trading Plans

During the quarter ended June 30, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act), or Section 16 officers and directors, adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted in the table below.

*       Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**    "Non-Rule 10b5-1 trading arrangement" as defined in item 408(c) of Regulation S-K under the Exchange Act.

				Trading Arrangement		Total Shares
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	to be Sold	Expiration Date
Shannon Devers	Executive Vice President, Chief Human Resources Officer	Termination	April 14, 2026	X		Indeterminable, as number of shares to be sold is dependent on total number of shares released upon vesting	The earlier to occur of (i) April 4, 2027, and (ii) Upon the execution of all instructions provided in the plan

ITEM 6.
EXHIBITS

a.    Exhibits

Exhibit Number	Description of Document

10.1	Amendment #9 dated April 2, 2026 to the Research, Development and License Agreement by and between the Registrant, Glaxo Group Limited and Glaxosmithkline Intellectual Property Development Limited, dated March 30, 2010. Portions of this exhibit have been omitted because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential.

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of stockholders’ equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer
Brett P. Monia, Ph.D.	(Principal executive officer)	July 29, 2026

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	July 29, 2026