Form 10-Q
period 2026-09-30
IONIS PHARMACEUTICALS INC
filed 2026-11-09
CIK 874015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

The number of shares of voting common stock outstanding as of November 3, 2026 was 166,545,100.

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

Index

PART I — FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$296,303	$372,260
Short-term investments	1,587,604	2,305,176
Contracts receivable	88,340	66,059
Inventories	28,578	10,048
Other current assets	360,676	237,092
Total current assets	2,361,501	2,990,635
Property, plant and equipment, net	162,059	123,048
Right-of-use assets	228,035	238,549
Deposits and other assets	160,995	171,604
Total assets	$2,912,590	$3,523,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,113	$28,082
Accrued compensation	61,379	116,236
Accrued liabilities	116,177	106,089
Income taxes payable	109	2,713
0 percent convertible senior notes due April 2026, net	-	431,948
Liability related to sale of future royalties, net	138,188	11,689
Current portion of deferred contract revenue	70,203	73,761
Other current liabilities	22,123	11,049
Total current liabilities	435,292	781,567
Long-term deferred contract revenue	48,755	92,001
0 percent convertible senior notes due 2030, net	754,289	751,495
1.75 percent convertible senior notes due 2028, net	569,974	567,830
Liability related to sale of future royalties, net	427,840	551,353
Long-term lease liabilities	262,477	262,383
Long-term obligations	20,323	28,118
Total liabilities	2,518,950	3,034,747
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized, 166,410,425 and 163,304,875 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	166	163
Additional paid-in capital	3,381,632	3,145,402
Accumulated other comprehensive loss	(39,818)	(25,281)
Accumulated deficit	(2,948,340)	(2,631,195)
Total stockholders' equity	393,640	489,089
Total liabilities and stockholders’ equity	$2,912,590	$3,523,836

See accompanying notes.

Index

 IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Commercial revenue:
Product sales, net	$48,296	$32,530	$122,390	$58,091
Royalty revenue	80,592	75,694	214,874	209,811
Other commercial revenue	7,317	7,374	25,375	26,621
Total commercial revenue	136,205	115,598	362,639	294,523
Research and development revenue:
Collaborative agreement revenue	102,770	31,436	356,567	413,387
WAINUA joint development revenue	3,746	9,685	37,556	32,471
Total research and development revenue	106,516	41,121	394,123	445,858
Total revenue	242,721	156,719	756,762	740,381

Expenses:
Cost of sales	3,322	2,338	9,043	7,952
Research, development and patent	215,878	217,754	643,158	635,973
Selling, general and administrative	154,222	96,809	454,977	263,681
Total operating expenses	373,422	316,901	1,107,178	907,606

Loss from operations	(130,701)	(160,182)	(350,416)	(167,225)

Other income (expense):
Investment income	19,543	23,682	65,257	73,035
Interest expense	(4,628)	(4,212)	(14,405)	(12,434)
Interest expense related to sale of future royalties	(4,129)	(17,952)	(38,972)	(55,422)
Gain on investments, net	9,526	29,908	21,927	9,432
Other income, net	277	363	805	929

Loss before income tax benefit (expense)	(110,112)	(128,393)	(315,804)	(151,685)

Income tax benefit (expense)	141	(213)	(1,341)	(308)

Net loss	$(109,971)	$(128,606)	$(317,145)	$(151,993)

Basic and diluted net loss per share	$(0.66)	$(0.80)	$(1.92)	$(0.95)
Shares used in computing basic and diluted net loss per share	166,205	159,765	165,504	159,216

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(109,971)	$(128,606)	$(317,145)	$(151,993)
Unrealized gains (losses) on debt securities, net of tax	(5,910)	2,091	(14,338)	4,088
Currency translation adjustment	(11)	(82)	(199)	745
Comprehensive loss	$(115,892)	$(126,597)	$(331,682)	$(147,160)

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other		Total
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at June 30, 2025	159,197	$159	$2,932,747	$(27,987)	$(2,273,195)	$631,724
Net loss	-	-	-	-	(128,606)	(128,606)
Change in unrealized gains, net of tax	-	-	-	2,091	-	2,091
Foreign currency translation	-	-	-	(82)	-	(82)
Issuance of common stock in connection with employee stock plans, net	1,941	2	81,257	-	-	81,259
Stock-based compensation expense	-	-	31,581	-	-	31,581
Balance at September 30, 2025	161,138	$161	$3,045,585	$(25,978)	$(2,401,801)	$617,967

Balance at June 30, 2026	165,637	$166	$3,311,837	$(33,897)	$(2,838,369)	$439,737
Net loss	-	-	-	-	(109,971)	(109,971)
Change in unrealized losses, net of tax	-	-	-	(5,910)	-	(5,910)
Foreign currency translation	-	-	-	(11)	-	(11)
Issuance of common stock in connection with employee stock plans, net	705	-	25,833	-	-	25,833
Stock-based compensation expense	-	-	43,962	-	-	43,962
Issuance of common stock to settle exercised warrants in connection with 0 percent convertible senior notes due 2026	68	-	-	-	-	-
Balance at September 30, 2026	166,410	$166	$3,381,632	$(39,818)	$(2,948,340)	$393,640

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other		Total
Description	Shares	Amount	Paid in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2024	157,909	$158	$2,868,812	$(30,811)	$(2,249,808)	$588,351
Net loss	-	-	-	-	(151,993)	(151,993)
Change in unrealized gains, net of tax	-	-	-	4,088	-	4,088
Foreign currency translation	-	-	-	745	-	745
Issuance of common stock in connection with employee stock plans, net	3,229	3	84,784	-	-	84,787
Stock-based compensation expense	-	-	91,989	-	-	91,989
Balance at September 30, 2025	161,138	$161	$3,045,585	$(25,978)	$(2,401,801)	$617,967

Balance at December 31, 2025	163,305	$163	$3,145,402	$(25,281)	$(2,631,195)	$489,089
Net loss	-	-	-	-	(317,145)	(317,145)
Change in unrealized losses, net of tax	-	-	-	(14,338)	-	(14,338)
Foreign currency translation	-	-	-	(199)	-	(199)
Issuance of common stock in connection with employee stock plans, net	3,870	3	103,390	-	-	103,393
Stock-based compensation expense	-	-	132,850	-	-	132,850
Issuance of common stock to settle conversion obligation of 0 percent convertible senior notes due 2026	1,798	(2)	(13)	-	-	(15)
Retirement of shares received from the exercise of bond hedges related to 0 percent convertible senior notes due 2026	(2,631)	2	3	-	-	5
Issuance of common stock to settle exercised warrants in connection with 0 percent convertible senior notes due 2026	68	-	-	-	-	-
Balance at September 30, 2026	166,410	$166	$3,381,632	$(39,818)	$(2,948,340)	$393,640

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities:
Net loss	$(317,145)	$(151,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,333	6,749
Amortization of right-of-use operating lease assets	10,514	6,803
Amortization of other assets	2,096	1,801
Amortization of discount on investments, net	(12,597)	(18,063)
Amortization of debt issuance costs	6,045	4,940
Non-cash royalty revenue related to sale of royalties	(35,986)	(38,478)
Non-cash interest related to sale of future royalties	38,427	54,964
Stock-based compensation expense	132,294	90,554
Gain on investments, net	(21,929)	(9,437)
Non-cash losses (gains) related to other assets	1,296	(3,643)
Changes in operating assets and liabilities:
Contracts receivable	(22,281)	67,580
Inventories	(46,622)	(14,600)
Other current and long-term assets	(60,346)	(123,489)
Accounts payable	(2,051)	(29,116)
Income taxes	(2,604)	67
Accrued compensation	(54,857)	(12,595)
Accrued liabilities and other liabilities	15,512	87,683
Deferred contract revenue	(46,804)	(50,601)
Net cash used in operating activities	(406,705)	(130,874)

Investing activities:
Purchases of short-term investments	(706,278)	(1,126,595)
Proceeds from sale of short-term investments	1,422,166	1,302,751
Purchases of property, plant and equipment	(50,556)	(30,152)
Acquisition of licenses and other assets, net	(5,139)	(4,275)
Net cash provided by investing activities	660,193	141,729

Financing activities:
Proceeds from issuance of common stock through equity plans, net	103,393	84,787
Repayment of 0 percent convertible senior notes due 2026	(432,511)	-
Principal payments on mortgage debt	(128)	(123)
Net cash provided by (used in) financing activities	(329,246)	84,664

Effects of exchange rates on cash	(199)	745

Net increase (decrease) in cash and cash equivalents	(75,957)	96,264
Cash and cash equivalents at beginning of period	372,260	242,077
Cash and cash equivalents at end of period	$296,303	$338,341

Supplemental disclosures of cash flow information:
Interest paid	$7,819	$5,399
Income taxes paid (refunds received), net	$3,794	$(661)

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$-	$86,939
Amounts accrued for capital and patent expenditures	$1,082	$478

See accompanying notes.

Index

IONIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

1.  Organization and Basis of Presentation

Organization and Business Activity

We incorporated in California on January 10, 1989. In conjunction with our initial public offering, we reorganized as a Delaware corporation in April 1991. We are a fully integrated commercial-stage biotechnology company and a leader in the discovery and development of RNA-targeted therapeutics.

Basis of Presentation

We prepared the unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 on the same basis as the audited financial statements for the year ended December 31, 2025. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Our operating results for the interim periods may not be indicative of what our operating results will be for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

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

Index

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

3.  Supplemental Financial Data

Inventories

Our inventories consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$1,151	$1,039
Work in process	66,427	24,051
Finished goods	5,788	1,096
Total	$73,366	$26,186
Reported as:
Inventories	$28,578	$10,048
Deposits and other assets	44,788	16,138
Total	$73,366	$26,186

Work in process inventory increased as of September 30, 2026 compared to December 31, 2025 primarily due to our purchases of TRYNGOLZA drug substance.

We classify inventories as non-current assets when we expect the inventories to remain on hand beyond one year. We include non-current inventories in deposits and other assets in our condensed consolidated balance sheets. The amounts reported as deposits and other assets as of September 30, 2026 and December 31, 2025 consisted of work in process inventory.

Accrued Liabilities

Our accrued liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Clinical expenses	$53,561	$53,659
In-licensing expenses	11,400	8,588
Commercial expenses, including gross-to-net product accruals	33,637	15,556
Other miscellaneous expenses	17,579	28,286
Total accrued liabilities	$116,177	$106,089

Index

4.  Revenues

During the three and nine months ended September 30, 2026 and 2025, our revenues consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Commercial revenue:
Product sales, net:
TRYNGOLZA sales, net	$9,329	$31,792	$41,003	$57,353
DAWNZERA sales, net	36,773	738	79,193	738
ZANVASTRO sales, net	2,194	-	2,194	-
Total product sales, net	48,296	32,530	122,390	58,091
Royalty revenue:
SPINRAZA royalties	69,393	55,896	166,589	158,243
WAINUA royalties	6,847	13,320	33,993	33,107
Other royalties	4,352	6,478	14,292	18,461
Total royalty revenue	80,592	75,694	214,874	209,811
Other commercial revenue	7,317	7,374	25,375	26,621
Total commercial revenue	136,205	115,598	362,639	294,523
Research and development revenue:
Collaborative agreement revenue	102,770	31,436	356,567	413,387
WAINUA joint development revenue	3,746	9,685	37,556	32,471
Total research and development revenue	106,516	41,121	394,123	445,858
Total revenue	$242,721	$156,719	$756,762	$740,381

Revenue Sources

The following are sources of revenue and when we typically recognize revenue.

Commercial Revenue

In June 2026, the U.S. Food and Drug Administration, or FDA, approved TRYNGOLZA for the treatment of sHTG. Following the approval, we launched TRYNGOLZA for the treatment of sHTG and began earning revenue from TRYNGOLZA sales for the sHTG indication. TRYNGOLZA is also approved in the U.S. for the treatment of familial chylomicronemia syndrome, or FCS. In April 2026, we lowered the Wholesale Acquisition Cost, or WAC, of TRYNGOLZA to address the sHTG population prior to receiving FDA approval. This allowed us to proactively align with annual payer contracting cycles for 2027 and facilitate access following the approval.

In August 2025, the FDA approved DAWNZERA for prophylaxis to prevent attacks of hereditary angioedema, or HAE, in adult and pediatric patients 12 years of age and older. Following the approval, we launched DAWNZERA and began earning revenue from DAWNZERA sales.

In September 2026, the FDA approved ZANVASTRO (zilganersen) for the treatment of Alexander disease, or AxD, in pediatric and adult patients. Following the approval, we launched ZANVASTRO and began earning revenue from ZANVASTRO sales.

Index

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

Index

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

We also concluded that the shared development, commercialization and medical affairs activities are within the scope of ASC 808 because we and AstraZeneca are active participants exposed to the risks and benefits of the activities under the collaboration and therefore do not have a vendor-customer relationship. From inception through December 31, 2025, AstraZeneca was responsible for 55 percent of the costs associated with the ongoing global Phase 3 development program. Beginning on January 1, 2026, AstraZeneca was responsible for 75 percent of costs for development activities intended solely to support U.S. regulatory approvals and 87.5 percent of costs for development activities intended to support global regulatory approvals. Because we were leading the Phase 3 development program, we made an accounting policy election to recognize as non-customer revenue the cost-share funding from AstraZeneca, net of our share of AstraZeneca’s development expenses, in the same period we incurred the related development expenses. As AstraZeneca was responsible for the majority of the commercial and medical affairs costs in the U.S. and all costs associated with bringing WAINUA to market outside the U.S., we made an accounting policy election to recognize cost-share funding we received from AstraZeneca related to commercial and medical affairs activities as reductions of our selling, general and administrative, or SG&A, expense and R&D expense, respectively.

In June 2026, we exercised our right to opt-out of the shared responsibility and costs for development and U.S. commercialization activities under the agreement. The opt-out became effective on August 1, 2026. Effective August 1, 2026, AstraZeneca is responsible for 100 percent of WAINUA costs under this agreement. We concluded that the development activities we perform and related cost reimbursements we receive from AstraZeneca after the opt-out are within the scope of ASC 606 because we determined AstraZeneca is our customer for the remaining R&D services performance obligation under this collaboration. As a result, we are recognizing cost funding from AstraZeneca related to development expenses incurred after the opt-out as collaborative agreement revenue.

In connection with the opt-out, certain additional pre-opt-out expenses are reimbursable from AstraZeneca. As of September 30, 2026, these amounts were constrained and no amounts have been recognized in the financial statements.

5.  Collaborative Arrangements and Licensing Agreements

Below, we have included our AstraZeneca, Biogen, GSK, Novartis, Ono, Otsuka, Recordati and Roche collaborations, which were the collaborations that had either substantive changes or were new from those included in Part IV, Item 15, Note 4, Collaborative Arrangements and Licensing Agreements, of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

AstraZeneca

We have two collaborations with AstraZeneca: one focused on the development and commercialization of WAINUA and one focused on the treatment of cardiovascular, renal and metabolic diseases. From inception through September 30, 2026, we have received approximately $1.1 billion from these collaborations.

In July 2026, we and AstraZeneca announced that the CARDIO-TTRansform trial for eplontersen in patients with ATTR-CM missed the primary efficacy endpoint of the composite outcome of cardiovascular, or CV, mortality and recurrent CV clinical events up to Week 140 compared with placebo. In this contemporary patient population treated with standard of care, including a majority on a stabilizer, adding eplontersen did not provide a statistically significant benefit. In June 2026, we exercised our opt-out right under the agreement. Refer to Note 4, Revenues, for further details on the opt-out.

Index

During the three and nine months ended September 30, 2026 and 2025, we earned the following revenue from our relationship with AstraZeneca (in thousands, except percentage amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue from our relationship with AstraZeneca	$21,507	$27,128	$82,463	$101,705
Percentage of total revenue	9%	17%	11%	14%

We did not have any deferred revenue from our relationship with AstraZeneca at September 30, 2026 and December 31, 2025.

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

In the second quarter of 2026, we earned a $45 million milestone payment when Biogen initiated a Phase 3 trial of salanersen for SMA under this collaboration. We recognized this milestone payment as R&D revenue in full in the second quarter of 2026 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next payment of $55 million if Biogen achieves approval in a major market, which includes the U.S., Japan, the United Kingdom, Germany, France, Italy and Spain. From inception through September 30, 2026, we have received $130 million in payments under this collaboration.

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

In the third quarter of 2026, we earned a $7.5 million milestone payment when Biogen advanced a program under this collaboration. We recognized this milestone payment as R&D revenue in full in the third quarter of 2026 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next payment of $15 million if Biogen licenses a program under this collaboration. From inception through September 30, 2026, we have received approximately $1.1 billion in payments under this collaboration, including payments to purchase our stock.

During the three and nine months ended September 30, 2026 and 2025, we earned the following revenue from our relationship with Biogen (in thousands, except percentage amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue from our relationship with Biogen	$95,269	$74,237	$290,820	$211,296
Percentage of total revenue	39%	47%	38%	29%

Our condensed consolidated balance sheets at September 30, 2026 and December 31, 2025 included deferred revenue of $104.5 million and $151.2 million, respectively, from our relationship with Biogen.

Index

GSK

In 2010, we entered into a collaboration with GSK using our antisense drug discovery platform to discover and develop new medicines against targets for serious and rare diseases, including infectious diseases. Under our collaboration, GSK is developing and commercializing HIBSAGO (bepirovirsen) for the treatment of chronic hepatitis B, or CHB, infection. In 2019, following positive Phase 2 results, GSK licensed our CHB program. GSK is responsible for all global development, regulatory and commercialization activities and costs for the CHB program.

In the second quarter of 2026, we amended our CHB collaboration agreement with GSK, resulting in increased milestone payments that we are eligible to receive under this collaboration and amended royalty terms that exclude net sales in China, Hong Kong and Macau. Under the amended agreement, we are eligible to receive more than $510 million, which is comprised of a $25 million license fee, up to $46.5 million in development milestone payments, up to $320 million in regulatory milestone payments and up to $120 million in sales milestone payments if GSK successfully develops and commercializes HIBSAGO. In addition, we are eligible to receive tiered royalties ranging from 10 to 12 percent on net sales of HIBSAGO worldwide, excluding China, Hong Kong and Macau. The amendments to the agreement did not change existing performance obligations or result in new performance obligations. Therefore, we did not record any adjustments to previously recognized revenue.

In the first quarter of 2026, we earned a $15 million milestone payment when the Japanese Ministry of Health, Labour and Welfare, or MHLW, accepted for review a New Drug Application, or NDA, filing for HIBSAGO. In addition, we earned a $15 million milestone payment when the European Medicines Agency, or EMA, accepted for review a Marketing Authorization Application, or MAA, filing for HIBSAGO. We recognized these milestone payments as R&D revenue in full in the first quarter of 2026 because we did not have any remaining performance obligations related to the milestone payments.

In the third quarter of 2026, we earned a $35 million milestone payment when the MHLW approved HIBSAGO for the treatment of CHB infection. We recognized this milestone payment as R&D revenue in full in the third quarter of 2026 because we did not have any remaining performance obligations related to the milestone payment. From inception through September 30, 2026, we have received more than $135 million in an upfront payment and other payments related to the CHB program.

During the three and nine months ended September 30, 2026 and 2025, we earned the following revenue from our relationship with GSK (in thousands, except percentage amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue from our relationship with GSK	$35,000	$-	$65,000	$-
Percentage of total revenue	14%	-%	9%	-%

We did not have any deferred revenue from our relationship with GSK at September 30, 2026 and December 31, 2025.

In October 2026, we achieved a $30 million milestone payment when the FDA approved HIBSAGO for the treatment of CHB infection. We will achieve the next payment of up to $35 million if HIBSAGO is approved in China.

Novartis

In 2017, we initiated a collaboration with Novartis to develop and commercialize pelacarsen. Novartis is responsible for conducting and funding development and regulatory activities for pelacarsen, including a global Phase 3 cardiovascular outcomes study that Novartis initiated in 2019. In September 2026, Novartis announced that the pelacarsen Phase 3 Lp(a)HORIZON study did not meet its primary endpoint of reducing the risk of cardiovascular events compared to placebo. From inception through September 30, 2026, we have received more than $275 million in payments under this collaboration.

Index

During the three and nine months ended September 30, 2026 and 2025, we earned the following revenue from our relationship with Novartis (in thousands, except percentage amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue from our relationship with Novartis	$-	$1,235	$655	$3,569
Percentage of total revenue	-%	1%	-%	-%

We did not have any deferred revenue from our relationship with Novartis at September 30, 2026. Our consolidated balance sheet at December 31, 2025 included deferred revenue of $0.6 million from our relationship with Novartis.

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

In the second quarter of 2026, we earned a $20 million milestone payment when Ono initiated a pivotal clinical trial for sapablursen under this collaboration. We recognized this milestone payment as R&D revenue in full in the second quarter of 2026 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next payment of $15 million if the FDA accepts a New Drug Application, or NDA, filing for sapablursen in the U.S. From inception through September 30, 2026, we have received more than $305 million in payments from Ono.

During the three and nine months ended September 30, 2026 and 2025, we earned the following revenue from our relationship with Ono (in thousands, except percentage amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue from our relationship with Ono	$719	$2,979	$24,525	$282,979
Percentage of total revenue	-%	2%	3%	38%

We did not have any deferred revenue from our relationship with Ono at September 30, 2026. Our consolidated balance sheet at December 31, 2025 included deferred revenue of $2.9 million from our relationship with Ono.

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

In the first quarter of 2026, we achieved a $15 million milestone payment when the European Commission approved DAWNZERA in the EU. We recognized this milestone payment as R&D revenue in full in the first quarter of 2026 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next payment of $20 million if Otsuka receives reimbursement approval in three of the five major European countries, which include the United Kingdom, France, Germany, Italy and Spain. From inception through September 30, 2026, we have received more than $140 million in payments from Otsuka.

Index

During the three and nine months ended September 30, 2026 and 2025, we earned the following revenue from our relationship with Otsuka (in thousands, except percentage amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue from our relationship with Otsuka	$6,665	$3,980	$35,984	$15,433
Percentage of total revenue	3%	3%	5%	2%

Our condensed consolidated balance sheets at September 30, 2026 and December 31, 2025 included deferred revenue of $1.7 million and $4.3 million, respectively, from our relationship with Otsuka.

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

Over the term of this collaboration, we are eligible to receive up to $75 million, which is comprised of a $30 million upfront payment, up to $15 million in regulatory milestone payments and up to $30 million in sales milestone payments. In addition, we are eligible to receive tiered royalties of up to the mid-20 percent range on net sales. We are also eligible to receive reimbursements for clinical development costs that we incur outside the U.S. after March 2028. We will achieve the next payment of up to $10 million if zilganersen is approved in a country outside of the U.S. From inception through September 30, 2026, we have received the $30 million upfront payment from Recordati.

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

We recognized $21.0 million of R&D revenue for the license of zilganersen in the second quarter of 2026 because we completed the performance obligation when we delivered the license to Recordati. We are recognizing revenue for our R&D services performance obligation relative to our total effort expected to satisfy our performance obligation. We currently estimate we will satisfy our performance obligation in the second quarter of 2029. In addition, we will recognize reimbursements for clinical development costs as R&D revenue in the period that we incur the costs.

During the three and nine months ended September 30, 2026 and 2025, we earned the following revenue from our relationship with Recordati (in thousands, except percentage amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue from our relationship with Recordati	$705	$-	$21,802	$-
Percentage of total revenue	-%	-%	3%	-%

Our condensed consolidated balance sheet at September 30, 2026 included deferred revenue of $8.2 million from our relationship with Recordati.

Index

Roche

In 2018, we entered into a collaboration agreement with Hoffmann-La Roche Inc and F. Hoffmann-La Roche Ltd, collectively Roche, to develop sefaxersen for the treatment of complement-mediated diseases. In 2022, Roche exercised its right to exclusively develop and commercialize sefaxersen.

In the third quarter of 2026, we earned a $23.5 million milestone payment when Roche advanced the Phase 3 IMAgINATION study of sefaxersen for the treatment of IgAN. We recognized this milestone payment as R&D revenue in full in the third quarter of 2026 because we did not have any remaining performance obligations related to the milestone payment. We will achieve the next payment of $15 million if the FDA accepts an NDA filing for sefaxersen.

In 2023, we entered into an agreement with Roche to develop RNA-targeted programs for Alzheimer’s disease, or AD, and Huntington’s disease, or HD.

In the first quarter of 2026, we earned a $50 million milestone payment when Roche initiated a Phase 1 trial for an investigational medicine for the treatment of AD. We recognized this milestone payment as R&D revenue in full in the first quarter of 2026 because we did not have any remaining performance obligations related to the milestone payment. In the third quarter of 2026, we received a termination notice from Roche for this collaboration that became effective in November 2026.

In 2013, we entered into an agreement with Roche to develop treatments for Huntington’s disease, or HD. In the third quarter of 2026, we received a termination notice from Roche for this collaboration that became effective in October 2026.

From inception through September 30, 2026, we have received more than $430 million in payments from our Roche collaborations.

During the three and nine months ended September 30, 2026 and 2025, we earned the following revenue from our relationship with Roche (in thousands, except percentage amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue from our relationship with Roche	$23,500	$2,618	$73,500	$6,986
Percentage of total revenue	10%	2%	10%	1%

We did not have any deferred revenue from our relationship with Roche at September 30, 2026 and December 31, 2025.

6.  Basic and Diluted Net Loss Per Share

Basic net loss per share

We calculated our basic net loss per share for the three and nine months ended September 30, 2026 and 2025 by dividing our net loss by our weighted-average number of common shares outstanding during the period.

Diluted net loss per share

For the three and nine months ended September 30, 2026 and 2025, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●    1.75 percent convertible senior notes due 2028, or 1.75% Notes due 2028;
●    Warrants related to the 0% Notes due 2026;
●    Dilutive stock options;
●    Unvested restricted stock units, or RSUs;
●    Unvested performance restricted stock units, or PRSUs; and
●    Employee Stock Purchase Plan, or ESPP.

Index

For the three and nine months ended September 30, 2026, common stock underlying the 0 percent convertible senior notes due 2030, or 0% Notes due 2030, would also have had an anti-dilutive effect on net loss per share. For the three and nine months ended September 30, 2025, common stock underlying the 0 percent convertible senior notes due 2026, or 0% Notes due 2026, and the related note hedges would also have had an anti-dilutive effect on net loss per share.

7.  Investments

The following table summarizes the contract maturity of the available-for-sale securities we held as of September 30, 2026:

One year or less	66%
After one year but within two years	26%
After two years but within three and a half years	8%
Total	100%

As illustrated above, at September 30, 2026, 92 percent of our available-for-sale securities had a maturity of less than two years.

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

At September 30, 2026, we had an equity ownership interest of less than 20 percent in four private companies and four public companies with which we conduct business.

The following is a summary of our investments (in thousands):

	Amortized	Gross Unrealized		Estimated
September 30, 2026	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$598,983	$84	$(1,275)	$597,792
Debt securities issued by U.S. government agencies	55,151	3	(252)	54,902
Debt securities issued by the U.S. Treasury (1)	415,527	8	(1,027)	414,508
Debt securities issued by states of the U.S. and political subdivisions of the states	4,165	-	(16)	4,149
Total debt securities with a maturity of one year or less	1,073,826	95	(2,570)	1,071,351
Corporate debt securities	320,994	30	(4,120)	316,904
Debt securities issued by U.S. government agencies	94,803	-	(1,857)	92,946
Debt securities issued by the U.S. Treasury	153,024	-	(1,946)	151,078
Total debt securities with a maturity of more than one year	568,821	30	(7,923)	560,928
Total available-for-sale debt securities	$1,642,647	$125	$(10,493)	$1,632,279
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$55,437	$(10,055)	$57,279
Privately held equity securities included in deposits and other assets (3)	10,000	9,816	-	19,816
Total equity securities	21,897	65,253	(10,055)	77,095
Total available-for-sale debt and equity securities	$1,664,544	$65,378	$(20,548)	$1,709,374

Index

	Amortized	Gross Unrealized		Estimated
December 31, 2025	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities (1)	$746,814	$991	$(27)	$747,778
Debt securities issued by U.S. government agencies	55,768	92	(5)	55,855
Debt securities issued by the U.S. Treasury (1)	769,034	843	(13)	769,864
Debt securities issued by states of the U.S. and political subdivisions of the states	5,709	11	-	5,720
Total debt securities with a maturity of one year or less	1,577,325	1,937	(45)	1,579,217
Corporate debt securities	435,350	1,586	(106)	436,830
Debt securities issued by U.S. government agencies	92,770	100	(94)	92,776
Debt securities issued by the U.S. Treasury	242,288	595	(1)	242,882
Other municipal debt securities	1,219	4	-	1,223
Total debt securities with a maturity of more than one year	771,627	2,285	(201)	773,711
Total available-for-sale debt securities	$2,348,952	$4,222	$(246)	$2,352,928
Equity securities:
Publicly traded equity securities included in other current assets (2)	$11,897	$35	$(8,920)	$3,012
Privately held equity securities included in deposits and other assets (3) (2)	4,905	54,395	(7,091)	52,209
Total equity securities	16,802	54,430	(16,011)	55,221
Total available-for-sale debt and equity securities	$2,365,754	$58,652	$(16,257)	$2,408,149

(1)   Includes investments classified as cash equivalents in our condensed consolidated balance sheets.

(2)  Our publicly traded equity securities are included in other current assets. We recognize publicly traded equity securities at fair value. In the first quarter of 2026, one of our privately held investees became a publicly traded entity after completing an initial public offering. As a result, we recorded a $23.4 million unrealized gain in our condensed consolidated statements of operations in the first quarter of 2026, which reflected the difference between the carrying value of this investment as of December 31, 2025 and its fair value of $55.8 million as of March 31, 2026. In the third quarter of 2026, we recorded an unrealized gain of $9.8 million, which reflected the difference between the carrying value of this investment as of June 30, 2026 and its fair value of $55.4 million as of September 30, 2026. This investment is subject to a 12-month contractual sale restriction that ends in January 2027. In the nine months ended September 30, 2026, we recorded a $1.1 million net unrealized loss in our condensed consolidated statements of operations related to changes in the fair value of our other investments in publicly traded companies.

(3)  Our privately held equity securities are included in deposits and other assets. We recognize our privately held equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, which are Level 3 inputs. In the nine months ended September 30, 2026, there were no changes to the carrying value of our privately held equity securities.

Index

The following is a summary of our investments we consider to be temporarily impaired at September 30, 2026 (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	409	$814,052	$(5,343)	$5,924	$(52)	$819,976	$(5,395)
Debt securities issued by U.S. government agencies	64	127,901	(2,077)	2,826	(32)	130,727	(2,109)
Debt securities issued by the U.S. Treasury	86	531,707	(2,973)	-	-	531,707	(2,973)
Debt securities issued by states of the U.S. and political subdivisions of the states	4	3,359	(16)	-	-	3,359	(16)
Total temporarily impaired debt securities	563	$1,477,019	$(10,409)	$8,750	$(84)	$1,485,769	$(10,493)

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

8.  Fair Value Measurements

The following tables present the major security types we held at September 30, 2026 and December 31, 2025 that we regularly measure and carry at fair value. The following tables segregate each security type by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective security’s fair value (in thousands):

		Quoted Prices	Significant Other
	At	in Active Markets	Observable Inputs
	September 30, 2026	(Level 1)	(Level 2)
Cash equivalents (1)	$146,829	$146,829	$-
Corporate debt securities (2)	914,696	-	914,696
Debt securities issued by U.S. government agencies (3)	147,848	-	147,848
Debt securities issued by the U.S. Treasury (4)	565,586	565,586	-
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	4,149	-	4,149
Publicly traded equity securities included in other current assets (5)	57,279	57,279	-
Total	$1,836,387	$769,694	$1,066,693

Index

		Quoted Prices	Significant Other
	At	in Active Markets	Observable Inputs
	December 31, 2025	(Level 1)	(Level 2)
Cash equivalents (1)	$213,579	$213,579	$-
Corporate debt securities (6)	1,184,608	-	1,184,608
Debt securities issued by U.S. government agencies (3)	148,631	-	148,631
Debt securities issued by the U.S. Treasury (3)	1,012,746	1,012,746	-
Debt securities issued by states of the U.S. and political subdivisions of the states (3)	6,943	-	6,943
Publicly traded equity securities included in other current assets (5)	3,012	3,012	-
Total	$2,569,519	$1,229,337	$1,340,182

The following footnotes reference lines in our condensed consolidated balance sheets:

(1)    Included in cash and cash equivalents.

(2)    $33.8 million was included in cash and cash equivalents, with the difference included in short-term investments.

(3)    Included in short-term investments.

(4)    $10.9 million was included in cash and cash equivalents, with the difference included in short-term investments.

(5)    Included in other current assets.

(6)    $47.8 million was included in cash and cash equivalents, with the difference included in short-term investments.

Convertible Notes

Our 0% Notes due 2030 and 1.75% Notes due 2028 had a fair value of $635.7 million and $633.1 million at September 30, 2026, respectively. Our 0% Notes due 2030, 1.75% Notes due 2028 and 0% Notes due 2026 had a fair value of $830.3 million, $918.1 million and $594.6 million at December 31, 2025, respectively. We determine the fair value of our notes based on quoted market prices for these notes, which are Level 2 measurements because the notes do not trade regularly.

9.  Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of sales	$193	$145	$516	$855
Research, development and patent expense	24,399	20,757	74,203	60,597
Selling, general and administrative expense	18,832	10,244	57,575	29,102
Stock-based compensation expense, net of amounts capitalized	43,424	31,146	132,294	90,554
Capitalized stock-based compensation expense	538	435	556	1,435
Total stock-based compensation expense	$43,962	$31,581	$132,850	$91,989

Index

As of September 30, 2026, total unrecognized estimated stock-based compensation expense related to non-vested stock options, RSUs and PRSUs was $47.6 million, $138.7 million and $20.6 million, respectively. Our actual expenses will likely differ from these estimates because we will adjust our unrecognized stock-based compensation expense for future forfeitures, including any PRSUs that do not vest. We expect to recognize the cost of stock-based compensation expense related to our non-vested stock options, RSUs and PRSUs over a weighted average amortization period of 1.1 years, 1.4 years and 1.4 years, respectively.

Stock Options:

The weighted-average grant date fair value of stock options granted to employees for the nine months ended September 30, 2026 and 2025 was $37.74 and $17.21 per share, respectively. The weighted-average grant date fair value of stock options granted to non-employee directors for the nine months ended September 30, 2026 and 2025 was $39.97 and $20.86 per share, respectively.

In the second quarter of 2026, two new members were appointed to the Board of Directors following the retirement of two Board members. In June 2026, we issued stock options to the two new Board members.

RSUs:

The weighted-average grant date fair value of RSUs granted to employees for the nine months ended September 30, 2026 and 2025 was $76.30 and $33.78 per share, respectively. The weighted-average grant date fair value of RSUs granted to non-employee directors for the nine months ended September 30, 2026 and 2025 was $71.93 and $33.78 per share, respectively.

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

The weighted-average grant date fair value of PRSUs we granted to our executive officers for the nine months ended September 30, 2026 and 2025 was $115.05 and $48.81 per share, respectively.

Black-Scholes Assumptions:

For the nine months ended September 30, 2026 and 2025, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Nine Months Ended
	September 30,
	2026	2025
Risk-free interest rate	4.0%	4.4%
Dividend yield	0.0%	0.0%
Volatility	43.1%	42.1%
Expected life	6.3 years	6.3 years

Index

Board of Directors Stock Options:

	Nine Months Ended
	September 30,
	2026	2025
Risk-free interest rate	4.4%	4.0%
Dividend yield	0.0%	0.0%
Volatility	42.0%	43.0%
Expected life	7.2 years	7.4 years

ESPP:

	Nine Months Ended
	September 30,
	2026	2025
Risk-free interest rate	3.7%	4.2%
Dividend yield	0.0%	0.0%
Volatility	51.5%	48.2%
Expected life	6 months	6 months

10.  Liability Related to Sale of Future Royalties

In 2023, we entered into a royalty purchase agreement with Royalty Pharma Investments, or Royalty Pharma, to monetize a portion of our future SPINRAZA and pelacarsen royalties we are entitled to under our arrangements with Biogen and Novartis, respectively. As a result, we received an upfront payment of $500 million and we are eligible to receive up to $625 million in additional milestone payments. Under the terms of the agreement, Royalty Pharma will receive 25 percent of our SPINRAZA royalty payments from 2023 through 2027, increasing to 45 percent of royalty payments in 2028, on up to $1.5 billion in annual sales. In addition, Royalty Pharma is eligible to receive 25 percent of any future royalty payments on pelacarsen, our medicine in development to treat patients with elevated lipoprotein(a)-driven cardiovascular disease. Royalty Pharma’s royalty interest in SPINRAZA will revert to us after total SPINRAZA royalty payments to Royalty Pharma reach either $475 million or $550 million, depending on the timing and occurrence of FDA approval of pelacarsen.

We recorded the upfront payment of $500 million as a liability related to the sale of future royalties, net of transaction costs of $10.4 million, which we are amortizing over the estimated life of the arrangement using the effective interest rate method. We recognize royalty revenue in the period in which the counterparty sells the related product and recognizes the related revenue. We record royalty payments made to Royalty Pharma as a reduction of the liability. From inception through September 30, 2026, we have paid Royalty Pharma approximately $178.0 million under this arrangement.

We determine the effective interest rate used to record interest expense under this agreement based on an estimate of future royalty payments to Royalty Pharma. As of September 30, 2026 and 2025, the estimated effective interest rate under the agreement was 10.0 percent and 12.4 percent, respectively.

In September 2026, Novartis announced that the pelacarsen Phase 3 Lp(a)HORIZON study did not meet its primary endpoint of reducing the risk of cardiovascular events compared to placebo. As a result, we no longer expect the FDA approval of pelacarsen and changed our estimate of future pelacarsen royalty payments to zero and total SPINRAZA royalty payments payable to Royalty Pharma from $475 million to $550 million. We accounted for this change in estimate using the prospective interest method by recalculating the effective interest rate based on the carrying amount and the revised estimated future payments to Royalty Pharma as of September 2026. The revised estimated future payments was less than the net carrying amount of our liability. As a result, we began recognizing contra-interest expense over the remaining term of the Royalty Pharma arrangement. This reflects the reversal of previously recognized interest expense that is greater than the updated estimate of total interest expense that we will recognize over the term of the arrangement.

Index

The following table sets forth information on our liability related to sale of future royalties (in thousands):

Liability related to sale of future royalties, net as of December 31, 2025	$563,042
Royalty payments to Royalty Pharma	(35,986)
Interest expense related to sale of future royalties	38,427
Amortization of issuance costs related to sale of future royalties	545
Liability related to sale of future royalties, net as of September 30, 2026	$566,028
Less: Current portion, net (1)	(138,188)
Liability related to sale of future royalties, net as of September 30, 2026 – Non-current	$427,840

(1)   The current portion represents the estimated reduction in the liability balance over the next twelve months after September 30, 2026, which includes estimated royalty payments to Royalty Pharma and estimated contra-interest expense.

There are numerous factors, most of which are not within our control, that could materially impact the amount and timing of royalty payments from Biogen, and result in changes to our estimate of future royalty payments to Royalty Pharma. Such factors include, but are not limited to, the commercial sales of SPINRAZA, competing products or other significant events.

11.  Convertible Debt

0 Percent Convertible Senior Notes due 2030

In November 2025, we completed a $770.0 million offering of our 0% Notes due 2030.

At September 30, 2026, we had the following 0% Notes due 2030 outstanding (in millions except interest rate and price per share data):

0% Notes due 2030
Outstanding principal balance	$770.0
Unamortized debt issuance costs	$15.7
Maturity date	December 2030
Interest rate	0%
Effective interest rate	0.5%
Conversion price per share	$98.10
Total shares of common stock subject to conversion	7.8

1.75 Percent Convertible Senior Notes due 2028

In 2023, we completed a $575.0 million offering of our 1.75% Notes due 2028.

At September 30, 2026, we had the following 1.75% Notes due 2028 outstanding (in millions except interest rate and price per share data):

1.75% Notes due 2028
Outstanding principal balance	$575.0
Unamortized debt issuance costs	$5.0
Maturity date	June 2028
Interest rate	1.75%
Effective interest rate	2.3%
Conversion price per share	$53.73
Total shares of common stock subject to conversion	10.7

Index

0 Percent Convertible Senior Notes due 2026 and Call Spread

In April 2026, we paid the remaining principal balance of our 0% Notes due 2026 with $432.5 million of cash at maturity. In addition, we settled the conversion obligation in excess of principal by issuing 1.8 million shares of common stock to the holders of the 0% Notes due 2026 who exercised their conversion option.

In conjunction with the 2021 offering, we entered into a call spread transaction, which was comprised of purchasing note hedges and selling warrants, to minimize the impact of potential economic dilution upon conversion of our 0% Notes due 2026 by increasing the effective conversion price on these notes. We increased our effective conversion price to $76.39 with the same number of underlying shares as our 0% Notes due 2026. Our note hedges were exercisable upon conversion of the 0% Notes due 2026. In April 2026, we exercised the note hedges upon maturity of these notes. As a result, we received 2.6 million shares of common stock, which we retired upon receipt. In the three and nine months ended September 30, 2026, we issued 0.1 million shares in relation to warrant exercises. The warrants fully expired in September 2026.

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

On June 1, 2026, Biogen received notice that Somerset Therapeutics, LLC had filed an Abbreviated New Drug Application, or ANDA, seeking approval to commercialize a generic version of SPINRAZA intrathecal injection, 12 mg/5 ml. The ANDA alleged that certain patents that cover SPINRAZA and its use are invalid or would not be infringed by Somerset. On June 22, 2026, Biogen, Cold Spring Harbor Laboratory and Ionis jointly filed a lawsuit in the District Court of Delaware asserting patent infringement. That proceeding has since been consolidated with two other ANDA proceedings directed to SPINRAZA: one initiated by Cipla LTD., and another initiated by Somerset listing different patents. The parties have filed their complaints, counterclaims and answers, and the consolidated lawsuit is ongoing.

Index

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

The following table sets forth information on segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$242,721	$156,719	$756,762	$740,381

Less:
Cost of sales	3,129	2,193	8,527	7,097
Drug discovery	28,904	28,412	86,581	85,656
Drug development	101,333	120,828	309,473	351,463
Medical affairs	11,453	8,874	32,760	22,342
Manufacturing and development chemistry	23,266	15,790	64,213	51,616
R&D support	26,523	23,092	75,928	64,252
Selling, general and administrative	135,389	86,565	397,401	234,626
Other segment items (1)	22,695	(429)	99,024	75,322
Consolidated net loss	$(109,971)	$(128,606)	$(317,145)	$(151,993)

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

With multiple independent commercial launches now underway, we have transitioned into a fully integrated commercial-stage biotechnology company. We currently have nine marketed medicines to treat serious diseases, which include three Ionis-owned medicines: TRYNGOLZA (olezarsen), DAWNZERA (donidalorsen) and ZANVASTRO (zilganersen), and six partnered medicines: HIBSAGO (bepirovirsen), WAINUA (eplontersen), SPINRAZA (nusinersen), QALSODY (tofersen), TEGSEDI (inotersen) and WAYLIVRA (volanesorsen). Following approval by the U.S. Food and Drug Administration, or FDA, in June 2026, we independently launched TRYNGOLZA for the treatment of severe hypertriglyceridemia, or sHTG. In addition, we independently launched ZANVASTRO for the treatment of Alexander disease, or AxD, after receiving FDA approval in September 2026. Our partner, GSK, launched HIBSAGO for the treatment of chronic hepatitis B, or CHB, in Japan after receiving approval from the Ministry of Health, Labour and Welfare, or MHLW, in August 2026. HIBSAGO also received FDA approval in October 2026. We also have a rich innovative pipeline across our focus areas of neurology, cardiometabolic diseases and select areas of high patient needs. We currently have multiple medicines advancing in Phase 3 development, including obudanersen for Angelman syndrome, or AS, which is wholly owned and recently completed enrollment. In addition, our partnered medicines, ulefnersen and sefaxersen, recently delivered positive Phase 3 results. We also have additional medicines in early and mid-stage development.

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

Our Marketed Medicines

TRYNGOLZA is a once monthly, self-administered RNA-targeted medicine approved in the United States, or U.S., as an adjunct to diet to reduce triglycerides and the risk of acute pancreatitis in adults with sHTG and as an adjunct to diet to reduce triglycerides in adults with familial chylomicronemia syndrome, or FCS. TRYNGOLZA is the first and only treatment approved by the FDA that significantly and substantially reduces triglyceride levels in adults with sHTG and provides a clinically meaningful reduction in acute pancreatitis, or AP, events. TRYNGOLZA is also approved in the European Union, or EU, Canada and the United Kingdom, or UK, as an adjunct to diet in adult patients for the treatment of genetically confirmed FCS. TRYNGOLZA is the first medicine we began commercializing independently in the U.S. Sobi has exclusive rights to commercialize TRYNGOLZA in countries outside of the U.S., Canada and China.

Index

DAWNZERA is an RNA-targeted medicine approved in the U.S. for prophylaxis to prevent attacks of hereditary angioedema, or HAE, in adult and pediatric patients 12 years of age and older. DAWNZERA is the first and only FDA-approved RNA-targeted prophylactic therapy for HAE. DAWNZERA is also approved in the EU, UK and Canada for the routine prevention of recurrent attacks of HAE in the same age group. DAWNZERA is self-administered via subcutaneous autoinjector once every four or eight weeks. DAWNZERA has the potential to offer durable efficacy, a favorable safety and tolerability profile, and the longest available dosing interval. DAWNZERA is the second medicine we are commercializing independently in the U.S. We licensed commercialization rights for DAWNZERA in Europe and the Asia-Pacific region to Otsuka Pharmaceutical Co., Ltd., or Otsuka.

ZANVASTRO is an RNA-targeted medicine approved in the U.S. for the treatment of AxD in pediatric and adult patients. It is administered intrathecally every three months. ZANVASTRO is the first and only FDA-approved disease modifying treatment for AxD. ZANVASTRO is the third medicine we are commercializing independently in the U.S. We licensed commercialization rights for ZANVASTRO in countries outside of the U.S. to Recordati. ZANVASTRO was granted Orphan Drug designation from the European Medicines Agency, or EMA.

SPINRAZA is an antisense medicine for the treatment of patients with spinal muscular atrophy, or SMA, a progressive, debilitating and often fatal genetic disease. Higher dose SPINRAZA was approved and launched in the U.S., EU and Japan for the treatment of SMA. Higher dose SPINRAZA is also approved in the UK and Switzerland. Our partner, Biogen, is responsible for commercializing SPINRAZA worldwide.

HIBSAGO (bepirovirsen) is an RNA-targeted medicine approved in the U.S. and Japan for CHB virus infection in adult patients without cirrhosis receiving nucleos(t)ide analogue therapy and with hepatitis B virus, or HBV, surface antigen, or HBsAg, levels ≤3000 IU/ml as determined by an FDA-authorized test. It is a six-month finite treatment that can be administered at-home after the first dose. HIBSAGO offers unprecedented functional cure rates compared to current standard of care. Our partner, GSK, is responsible for commercializing HIBSAGO worldwide.

WAINUA (WAINZUA in Europe) is a once monthly, self-administered subcutaneous RNA-targeted medicine that is approved in numerous countries, including the U.S., EU, UK, Canada and China, for the treatment of adults with polyneuropathy of hereditary transthyretin-mediated amyloidosis, or ATTRv-PN, a debilitating, progressive, and fatal disease. In January 2024, we and AstraZeneca launched WAINUA in the U.S. for the treatment of adults with ATTRv-PN. The launch of WAINUA is underway in numerous countries, including the countries in the EU, following the approval by the European Commission, or EC, in March 2025. AstraZeneca is our commercialization partner for WAINUA.

QALSODY is an antisense medicine that received accelerated approval from the FDA in April 2023 and marketing authorization under exceptional circumstances from the EMA in May 2024 for the treatment of adult patients with superoxide dismutase 1 amyotrophic lateral sclerosis, or SOD1-ALS, a rare, neurodegenerative disorder that causes progressive loss of motor neurons leading to death. QALSODY was the first treatment approved to target a genetic cause of ALS. Our partner, Biogen, is responsible for commercializing QALSODY worldwide. Biogen is also evaluating QALSODY as a potential treatment for presymptomatic SOD1-ALS patients in the ongoing ATLAS study. QALSODY was granted Orphan Drug designation by the FDA and EMA.

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

Index

Our Innovative Late-Stage Pipeline of Investigational Medicines

Obudanersen is our wholly owned medicine in development for AS. In July 2026, we completed enrollment of the Phase 3 study, REVEAL, which we designed to evaluate the efficacy and safety of obudanersen. In September 2026, we initiated the Phase 3 CHAMPION study in patients with AS due to paternal uniparental disomy or imprinting center defects. In addition, we are continuing to conduct the open label Phase 1/2 study, HALOS, of obudanersen in patients with AS designed to assess the safety, tolerability and activity of multiple ascending doses of obudanersen administered intrathecally. In 2025, we presented positive 12- and 18-month long-term extension data from the HALOS study which supports continued development. The FDA and EMA granted Orphan Drug designation to obudanersen. Additionally, the FDA granted Breakthrough Therapy, Fast Track and Rare Pediatric designations to obudanersen.

Eplontersen is our medicine in development to treat patients with transthyretin amyloidosis cardiomyopathy, or ATTR-CM. In July 2026, we and AstraZeneca announced that the CARDIO-TTRansform trial for eplontersen in patients with ATTR-CM missed the primary efficacy endpoint of the composite outcome of cardiovascular, or CV, mortality and recurrent CV clinical events up to Week 140 compared with placebo. In this contemporary patient population treated with standard of care, including a majority on a stabilizer, adding eplontersen did not provide a statistically significant benefit. AstraZeneca shared the results with the scientific community at the European Society of Cardiology, or ESC, Congress in August 2026 and is continuing to analyze the full data set.

Pelacarsen is our medicine in development to treat patients with elevated lipoprotein(a)-driven cardiovascular disease, or Lp(a)-driven CVD. In September 2026, Novartis announced that the pelacarsen Phase 3 Lp(a)HORIZON study did not meet its primary endpoint of reducing the risk of cardiovascular events compared to placebo. The full Lp(a)HORIZON data will be presented at the American Heart Association, or AHA, conference in November 2026.

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

Sefaxersen is our medicine in Phase 3 development for immunoglobulin A, or IgA, nephropathy, or IgAN. In September 2026, we and Roche announced positive interim data from the ongoing Phase 3 IMAgINATION study evaluating investigational sefaxersen in adults with primary IgAN, which were presented in October 2026 at the American Society of Nephrology, or ASN. Roche plans to share these data with health authorities.

Tofersen is our medicine in development for presymptomatic SOD1-ALS. Biogen is evaluating tofersen for treatment of presymptomatic individuals who have a SOD1 genetic mutation.

Ulefnersen is our medicine in development for amyotrophic lateral sclerosis, or ALS, with mutations in the fused in sarcoma gene, or FUS. In September 2026, we and Otsuka announced positive topline results from the Phase 3 FUSION study of ulefnersen in juvenile and adult patients with FUS-ALS. We licensed global commercialization rights for ulefnersen to Otsuka. The FDA and EMA granted Orphan Drug designation to ulefnersen. The FDA also granted Fast Track designation to ulefnersen.

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

Index

There have been no material changes to our critical accounting estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

The following is a summary of our financial results (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total revenue	$242.7	$156.7	$756.8	$740.4
Total operating expenses	$373.4	$316.9	$1,107.2	$907.6
Loss from operations	$(130.7)	$(160.2)	$(350.4)	$(167.2)
Net loss	$(110.0)	$(128.6)	$(317.1)	$(152.0)

Revenue

Total revenue for the three and nine months ended September 30, 2026 was $242.7 million and $756.8 million, respectively, compared to $156.7 million and $740.4 million for the same periods in 2025 respectively, and was comprised of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Commercial revenue:
Product sales, net:
TRYNGOLZA sales, net	$9.3	$31.8	$41.0	$57.4
DAWNZERA sales, net	36.8	0.7	79.2	0.7
ZANVASTRO sales, net	2.2	-	2.2	-
Total product sales, net	48.3	32.5	122.4	58.1
Royalty revenue:
SPINRAZA royalties	69.4	55.9	166.6	158.2
WAINUA royalties	6.8	13.3	34.0	33.1
Other royalties	4.4	6.5	14.3	18.5
Total royalty revenue	80.6	75.7	214.9	209.8
Other commercial revenue	7.3	7.4	25.4	26.6
Total commercial revenue	136.2	115.6	362.7	294.5
Research and development revenue:
Collaborative agreement revenue	102.8	31.4	356.5	413.4
WAINUA joint development revenue	3.7	9.7	37.6	32.5
Total research and development revenue	106.5	41.1	394.1	445.9
Total revenue	$242.7	$156.7	$756.8	$740.4

Index

Commercial revenue for the three months and nine months ended September 30, 2026 increased 18% and 23%, respectively, compared to the same periods in 2025. This increase was primarily driven by DAWNZERA product sales.

Research and development, or R&D, revenue for the three and nine months ended September 30, 2026 increased compared to the same periods in 2025 due to multiple payments we earned for programs advancing under our R&D collaborations and excluding the $280 million upfront payment we earned for the global license of sapablursen to Ono Pharmaceutical Co., Ltd. in the second quarter of 2025.

WAINUA (Eplontersen) Collaboration with AstraZeneca

Our financial results for the three and nine months ended September 30, 2026 and 2025 reflected the cost-sharing provisions related to our collaboration with AstraZeneca to develop and commercialize WAINUA for the treatment of ATTR. From inception through December 31, 2025, AstraZeneca was responsible for 55 percent of the costs associated with the ongoing global Phase 3 development program. Beginning on January 1, 2026, AstraZeneca was responsible for 75 percent of costs for development activities intended solely to support U.S. regulatory approvals and 87.5 percent of costs for development activities intended to support global regulatory approvals. Because we were leading and conducting the Phase 3 development program, we recognized as R&D revenue the percentage of cost-share funding AstraZeneca was responsible for, net of our share of AstraZeneca's development expenses, in the same period we incurred the related development expenses.

In June 2026, we exercised our right to opt-out of the shared responsibility and costs for development and U.S. commercialization activities under the agreement. The opt-out became effective on August 1, 2026. Effective August 1, 2026, AstraZeneca is responsible for 100 percent of WAINUA costs under this agreement.

Prior to August 2026, AstraZeneca was responsible for the majority of the medical affairs and commercial costs in the U.S. and all costs associated with bringing WAINUA to market outside the U.S. As a result, we recognized cost-share funding we received from AstraZeneca related to these activities as a reduction of our medical affairs and commercialization expenses, which we classified as R&D and selling, general and administrative, or SG&A expenses, respectively.

The following table sets forth information on revenue and expenses under this collaboration (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
WAINUA joint development revenue	$3.7	$9.7	$37.6	$32.5
Research and development expenses related to Phase 3 development of WAINUA	15.5	19.5	55.1	65.8
Medical affairs expenses for WAINUA	1.0	1.7	5.6	5.7
Commercialization expenses for WAINUA	2.6	7.5	18.9	22.0

Operating Expenses

The following table sets forth information on operating expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating expenses, excluding non-cash compensation expense related to equity awards	$330.0	$285.8	$974.9	$817.0
Non-cash compensation expense related to equity awards	43.4	31.1	132.3	90.6
Total operating expenses	$373.4	$316.9	$1,107.2	$907.6

Operating expenses, excluding non-cash compensation expense related to equity awards, for the three months and nine months ended September 30, 2026 increased compared to the same periods in 2025. SG&A expenses increased as anticipated year over year primarily due to investments related to the commercialization efforts for TRYNGOLZA, DAWNZERA and ZANVASTRO. We expect our operating expenses, excluding non-cash compensation expense related to equity awards, to continue to increase during the remainder of 2026 as we advance our commercialization activities.

Index

Non-cash compensation expense related to equity awards for the three and nine months ended September 30, 2026 increased compared to the same periods in 2025 due to a higher stock price on the grant date of annual equity awards in 2026 compared to 2025 and increased headcount. We employed 1,485 people as of September 30, 2026 compared to 1,225 people as of September 30, 2025. We believe non-cash compensation expense related to equity awards is not indicative of our operating results or cash flows from our operations.

Cost of Sales

Our cost of sales is comprised of costs related to our commercial revenue, which consisted of manufacturing costs, transportation and freight, indirect overhead costs associated with the manufacturing and distribution of TRYNGOLZA, DAWNZERA, TEGSEDI and WAYLIVRA and associated period costs.

Cost of sales for newly launched products, such as TRYNGOLZA, DAWNZERA and ZANVASTRO, does not include the full cost of manufacturing until we manufacture and sell additional inventory after exhausting pre-launch inventory, which we previously recorded as R&D expense.

The following table sets forth information on cost of sales (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of sales, excluding non-cash compensation expense related to equity awards	$3.1	$2.2	$8.5	$7.1
Non-cash compensation expense related to equity awards	0.2	0.1	0.5	0.9
Total cost of sales	$3.3	$2.3	$9.0	$8.0

Research, Development and Patent Expenses

Our research, development and patent expenses consist of expenses for drug discovery, drug development, medical affairs, manufacturing and development chemistry and R&D support expenses.

The following table sets forth information on research, development and patent expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research, development and patent expenses, excluding non-cash compensation expense related to equity awards	$191.5	$197.0	$569.0	$575.4
Non-cash compensation expense related to equity awards	24.4	20.8	74.2	60.6
Total research, development and patent expenses	$215.9	$217.8	$643.2	$636.0

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

The following table sets forth information on drug discovery expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Drug discovery expenses, excluding non-cash compensation expense related to equity awards	$28.9	$28.4	$86.6	$85.7
Non-cash compensation expense related to equity awards	5.4	4.0	15.4	11.7
Total drug discovery expenses	$34.3	$32.4	$102.0	$97.4

Index

Drug discovery expenses, excluding non-cash compensation expense related to equity awards, were essentially flat in the three and nine months ended September 30, 2026 compared to the same periods in 2025.

Drug Development

The following table sets forth drug development expenses, including expenses for our marketed medicines and those in Phase 3 development for which we have incurred significant costs (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Eplontersen	$13.3	$19.1	$47.2	$64.5
Donidalorsen	3.8	3.7	9.2	11.8
Olezarsen	10.6	25.6	37.7	68.7
Zilganersen	1.9	2.2	6.6	9.7
Obudanersen	10.6	6.8	30.2	24.3
Ulefnersen	3.4	2.8	8.9	8.0
Other development projects	23.7	23.6	67.7	59.3
Development overhead expenses	34.0	37.0	102.1	105.2
Total drug development expenses, excluding non-cash compensation expense related to equity awards	101.3	120.8	309.6	351.5
Non-cash compensation expense related to equity awards	11.0	9.2	34.3	26.2
Total drug development expenses	$112.3	$130.0	$343.9	$377.7

Our development expenses, excluding non-cash compensation expense related to equity awards, decreased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 as several late-stage studies ended.

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

The following table sets forth information on medical affairs expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Medical affairs expenses, excluding non-cash compensation expense related to equity awards	$11.5	$8.9	$32.8	$22.3
Non-cash compensation expense related to equity awards	2.5	1.0	7.1	3.8
Total medical affairs expenses	$14.0	$9.9	$39.9	$26.1

Index

Medical affairs expenses, excluding non-cash compensation expense related to equity awards, increased in the three and nine months ended September 30, 2026 compared to the same periods in 2025 as we continued advancing our late-stage pipeline.

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

The following table sets forth information on manufacturing and development chemistry expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards	$23.3	$15.8	$64.2	$51.6
Non-cash compensation expense related to equity awards	2.5	2.1	8.5	5.8
Total manufacturing and development chemistry expenses	$25.8	$17.9	$72.7	$57.4

Manufacturing and development chemistry expenses, excluding non-cash compensation expense related to equity awards, increased in the three and nine months ended September 30, 2026 due to the timing of manufacturing performed by our contract manufacturing organizations for drug product and active pharmaceutical ingredients related to several late-stage programs.

R&D Support

In our research, development and patent expenses, we include support costs such as rent, repair and maintenance for buildings and equipment, utilities, depreciation of laboratory equipment and facilities, amortization of our intellectual property, information technology costs, procurement costs and waste disposal costs. We call these costs R&D support expenses.

The following table sets forth information on R&D support expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Occupancy	$10.5	$7.8	$30.3	$21.6
Personnel costs	9.4	7.6	25.8	21.8
Patent expenses	0.1	2.6	3.0	4.1
Computer software and licenses	0.4	3.4	1.3	9.8
Insurance	1.0	0.9	1.7	2.6
Taxes	1.2	0.7	3.7	3.9
Other	3.9	0.1	10.0	0.5
Total R&D support expenses, excluding non-cash compensation expense related to equity awards	26.5	23.1	75.8	64.3
Non-cash compensation expense related to equity awards	3.0	4.5	8.9	13.1
Total R&D support expenses	$29.5	$27.6	$84.7	$77.4

R&D support expenses, excluding non-cash compensation expense related to equity awards, increased in the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to increased occupancy costs attributed to our lease of the laboratory and office space facility that commenced in September 2025. In addition, personnel costs increased period over period due to increased headcount.

Index

Selling, General and Administrative Expenses

SG&A expenses include personnel, information technology systems and outside costs associated with the commercialization and pre-commercialization activities for our medicines and costs to support our company, our employees and our stockholders including, legal, human resources, investor relations and finance. Additionally, we include in SG&A expenses such costs as rent, repair and maintenance of buildings and equipment, depreciation and utilities costs that we need to support the corporate functions listed above. We also include fees we owe under our in-licensing agreements related to SPINRAZA and QALSODY and cost sharing payments associated with shared commercialization activities under our WAINUA collaboration with AstraZeneca.

The following table sets forth information on SG&A expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Selling, general and administrative expenses, excluding non-cash compensation expense related to equity awards	$135.4	$86.6	$397.4	$234.6
Non-cash compensation expense related to equity awards	18.8	10.2	57.6	29.1
Total selling, general and administrative expenses	$154.2	$96.8	$455.0	$263.7

SG&A expenses, excluding non-cash compensation expense related to equity awards, increased in the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to investments related to commercialization efforts for TRYNGOLZA, DAWNZERA and ZANVASTRO. We expect SG&A expenses to increase as we continue to invest in our independent commercial launches.

Investment Income

The following table sets forth information on investment income (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Investment income	$19.5	$23.7	$65.3	$73.0

Investment income for the three and nine months ended September 30, 2026 decreased compared to the same periods in 2025 due to a decrease in our cash balance during the nine months ended September 30, 2026 compared to the same period in 2025. Our cash balance decreased due to the repayment upon maturity of our 0% Notes due 2026 in April 2026.

Interest Expense

The following table sets forth information on interest expense (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Convertible notes:
Non-cash amortization of debt issuance costs	$1.7	$1.6	$5.5	$4.6
Interest expense payable in cash	2.5	2.5	7.5	7.6
Interest on mortgage for manufacturing facility	0.1	0.1	0.3	0.2
Other	0.3	-	1.1	-
Total interest expense	$4.6	$4.2	$14.4	$12.4

Index

Interest Expense Related to Sale of Future Royalties

We recorded $4.1 million and $39.0 million of interest expense related to the sale of future royalties in the three and nine months ended September 30, 2026, respectively, compared to $18.0 million and $55.4 million in the same periods in 2025. These amounts are related to the Royalty Pharma Investments, or Royalty Pharma, transaction, in which we sold a minority interest in our future SPINRAZA and pelacarsen royalties to Royalty Pharma for a $500 million upfront payment and $625 million of potential future payments. In September 2026, we began recognizing contra-interest expense related to the Royalty Pharma arrangement due to a change in estimate. Refer to Part I, Item 1, Note 10, Liability Related to Sale of Future Royalties, in the Notes to Condensed Consolidated Financial Statements for further details related to the Royalty Pharma arrangement.

Gain on Investments

The following table sets forth information on gain on investments, net (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Gain on investments	$9.5	$29.9	$21.9	$9.4

The period over period fluctuations in gain on investments were primarily due to changes in the fair value of investments in publicly traded biotechnology companies.

Net Loss and Net Loss per Share

The following table sets forth information on net loss and net loss per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(110.0)	$(128.6)	$(317.1)	$(152.0)
Basic and diluted net loss per share	$(0.66)	$(0.80)	$(1.92)	$(0.95)

The period-over-period fluctuations in our net loss were driven by factors discussed in the sections above.

Liquidity and Capital Resources

We have financed our operations primarily from research and development collaborative agreements. We also financed our operations from commercial revenue from SPINRAZA, WAINUA and QALSODY royalties and TEGSEDI and WAYLIVRA commercial revenue. In addition, we began earning commercial revenue from TRYNGOLZA product sales in late December 2024, DAWNZERA product sales in late August 2025 and ZANVASTRO product sales in September 2026. From our inception through September 30, 2026, we have earned approximately $9.6 billion in revenue. We have also financed our operations through the sale of our equity securities, the issuance of long-term debt and the sale of future royalties. From the time we were founded through September 30, 2026, we have raised net proceeds of approximately $2.9 billion from the sale of our equity securities. Additionally, from our inception through September 30, 2026, we have borrowed approximately $3.5 billion under long-term debt arrangements and received proceeds of $0.5 billion from the sale of future royalties to finance a portion of our operations.

From December 31, 2025 to September 30, 2026, our working capital decreased primarily due to a decrease in cash, cash equivalents and short-term investments, and our long-term obligations did not change significantly. In April 2026, we paid the remaining principal balance of our 0% Notes due 2026 upon maturity. Refer to Part I, Item 1, Note 11, Convertible Debt, in the Notes to Condensed Consolidated Financial Statements for further details.

Index

The following table summarizes our contractual obligations, excluding our liability related to the sale of future royalties, as of September 30, 2026. The table provides a breakdown of when obligations become due.

Contractual Obligations	Payments Due by Period (in millions)
(selected balances described below)	Total	Less than 1 year	More than 1 year
0% Notes due 2030 (principal payable)	$770.0	$-	$770.0
1.75% Notes due 2028 (principal and interest payable)	595.2	10.1	585.1
Operating leases	458.3	36.4	421.9
Building mortgage payments (principal and interest payable)	8.8	8.8	-
Other obligations (principal and interest payable)	0.6	0.1	0.5
Total	$1,832.9	$55.4	$1,777.5

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

Other Obligations

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2026 for the purchase of services, capital equipment and materials as part of our normal course of business.

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

In January 2026, we deployed a new global enterprise resource planning, or ERP, system for the company. We designed the ERP system to accurately maintain our financial records, support operational functionality and provide information to our management teams related to business operations. We have updated our internal control over financial reporting, where applicable, to accommodate related changes in our financial management processes resulting from this implementation. Except for changes in controls related to the new ERP system, there were no other changes to our internal control over financial reporting during nine months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2026, except as mentioned above.

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

Risks Related to the Commercialization of our Medicines

We have limited experience as a company in commercializing medicines and we will have to continue to invest significant resources to develop our capabilities. If we are unable to establish or maintain an effective commercialization infrastructure, or enter into agreements with third parties to commercialize our medicines, we may not be able to successfully commercialize our medicines.*

We have historically relied on third parties to commercialize our marketed medicines and have limited experience as a company in commercializing medicines. We currently have three independently launched medicines, TRYNGOLZA, DAWNZERA, and ZANVASTRO, and we expect to independently launch additional medicines in the future. Any failure to effectively commercialize our medicines, including our failure to allocate resources to our commercial launches efficiently or timely, could adversely impact the revenue we generate from our medicines. If the commercialization of our independently launched medicines and future sales of such are less successful than anticipated by us or our investors or securities analysts, our stock price could decline and our business may be harmed.

Index

We will have to continue to invest significant financial and management resources to build and maintain the infrastructure required to successfully commercialize our medicines. We will need to establish and maintain effective sales teams for each of our independently launched medicines and there are significant risks involved in managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. We must also continue to scale-up existing internal support functions to aid our commercialization efforts, which will need to work effectively in coordination with commercial functional areas. Any failure to establish or maintain an effective commercialization infrastructure, including our sales, marketing, market access, distribution, and related capabilities, scale-up our existing support functions, or effectively integrate new functional areas, could adversely affect our ability to successfully commercialize our medicines.

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

Additionally, in many of the markets where we or our partners may sell our medicines in the future, if we or our partners cannot agree with the government or other third-party payers regarding the price we can charge for our medicines, we or our partners may not be able to sell our medicines in that market. Similarly, cost control initiatives by governments or third-party payers could decrease the price received for our medicines or increase patient coinsurance to a level that makes our medicines, including our commercial medicines and our medicines in development, economically unviable. If the pricing of any of our medicines decreases for any reason, it will reduce our revenue for such medicine. For example, Biogen has in the past disclosed that SPINRAZA revenue decreased in part due to lower pricing in the U.S. and certain rest-of-world markets.

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

With respect to TRYNGOLA, it is the first and only treatment approved to reduce triglycerides and the risk of acute pancreatitis in people living with sHTG. As such, we are building a new market that requires health care practitioners to adopt a new approach to patient care, which takes time. Prescribers want to see how a patient responds to treatment with TRYNGOLZA before prescribing more broadly. This dynamic has and may continue to result in a more gradual launch ramp than we originally expected.

Based on the profile of our medicines, physicians, patients, patient advocates, payers or the medical community in general may not adopt any of the medicines that we or our partners may develop. For example, the product label for WAYLIVRA in the EU requires regular blood monitoring, which has negatively affected our ability to attract and retain patients for this medicine.

Index

If government or other third-party payers fail to provide adequate coverage and payment rates for our medicines, including our commercial medicines and our medicines in development, or if healthcare reform measures increase our costs, decrease our sales, or negatively impact reimbursement for our products, our revenue will be limited.*

In both domestic and foreign markets, sales of our current and future products will depend in part upon the availability of coverage and reimbursement from third-party payers. The majority of patients in the U.S. who would fit within our target patient populations for our medicines have their healthcare supported by a combination of Medicare coverage, other government health programs such as Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new medicines when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be enough to make our medicines affordable. Even if favorable coverage status and adequate reimbursement rates are attained, less favorable coverage policies and reimbursement rates may be implemented in the future. Accordingly, our commercial medicines and our medicines in development will face competition from other therapies and medicines for limited financial resources. Furthermore, we or our partners may need to conduct post-marketing studies to demonstrate the cost-effectiveness of any future products to satisfy third-party payers. These studies might require us to commit a significant amount of management time and financial and other resources. In addition, third-party payers may never consider our future products as cost-effective and adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the U.S., no uniform policy of coverage and reimbursement for medicines exists among third-party payers. Therefore, coverage and reimbursement for medicines can differ significantly from payer to payer.

For example, the TRYNGOLZA launch for sHTG is at an early stage where a majority of TRYNGOLZA prescriptions require a medical exemption. Some health care practitioners are hesitant to prescribe a newly approved medicine, like TRYNGOLZA, before formal coverage with payors is in place. We are working with payors to establish coverage for TRYNGOLZA but our success may be limited. In addition, regarding DAWNZERA, we are experiencing increased price pressure from payors in the competitive HAE market.

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

Index

The current U.S. Presidential administration is pursuing policies to reduce regulations and expenditures across government agencies, including at the FDA, HHS, Centers for Medicare & Medicaid Services, or CMS, and other related agencies, with a particular focus on most favored nation pricing equal to or lower than those paid in other developed nations. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose additional policy changes that create uncertainty for our business. For example, in furtherance of the administration’s drug pricing initiatives, CMS has finalized or proposed several new mandatory and voluntary payment models to implement a most favored nation rebate model. These models are referred to as the GENEROUS Model, the GLOBE Model, and the GUARD Model. CMS is currently operationalizing the voluntary GENEROUS Model, and the GLOBE Model was finalized on September 30, 2026. We do not expect the implementation of the GLOBE Model to have a significant impact on our business. The GUARD Model has not yet been finalized, and it remains unclear whether any substantive changes will be made to such model prior to its implementation. These and other recent actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.

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
●    HIBSAGO faces competition from several commercial competitors, including oral products, and could face competition from additional commercial competitors in the future;
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

Index

We depend on our collaborations for the development and commercialization of certain of our medicines, including our collaborations with Biogen and GSK.*

We have entered into significant collaborative arrangements with biopharmaceutical companies, including separate collaborations with Biogen to develop and commercialize SPINRAZA and QALSODY, and a collaboration with GSK to develop and commercialize HIBSAGO. We entered into these collaborations primarily to:

●    fund our development activities;
●    seek and obtain regulatory approvals;
●    manufacture; and
●    successfully commercialize such medicines globally.

We are relying on these collaborators to obtain additional regulatory approvals for these medicines, generate additional clinical data for these medicines, manufacture these medicines, and successfully commercialize these medicines. In general, we cannot control the amount and timing of resources that our collaborators devote to our collaborations. If either of these collaborators fails to further develop, obtain regulatory approvals or additional regulatory approvals for, manufacture, or successfully commercialize medicine under the collaboration, revenues for such medicine would be negatively affected.

In addition, our collaborations may not continue for various reasons. Biogen and GSK can terminate the respective collaborations at any time. If either collaborator stops developing or commercializing a medicine under the applicable collaboration, we would have to seek or spend additional funding, and the commercialization for such medicine may be harmed.

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

We rely on third-party manufacturers to supply the drug substance and drug product for TRYNGOLZA, DAWNZERA and WAINUA and drug product for WAYLIVRA and ZANVASTRO. The operations of our suppliers, many of which are located outside of the United States, are subject to additional risks that are beyond our control. For example, tariffs on the raw materials, components, or equipment used to manufacture our products, or on our drug substance or finished products, will increase our manufacturing costs. On April 2, 2026, President Trump issued a proclamation that imposes tariffs of up to 100% on imported patented pharmaceutical products and active pharmaceutical ingredients, with specified exceptions. We believe the impacts of such tariffs on our business will be limited and manageable. In addition, merger and acquisition activity within the commercial manufacturing space could reduce the availability of resources from our third-party manufacturers. Delays or disruption to our own or third-party commercial manufacturing capabilities for any reason could limit the commercial success of our medicines.

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

In the past, we have invested in clinical studies of medicines that have not met the primary clinical endpoints in their Phase 3 studies or have been discontinued for other reasons. For example, in September 2026, we and Novartis announced that the pelacarsen Phase 3 Lp(a) HORIZON study did not meet its primary endpoint of reducing the risk of cardiovascular events, a composite of cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, and urgent coronary revascularization requiring hospitalization, compared to placebo. In addition, in July 2026, we and AstraZeneca announced that the CARDIO-TTRansform Phase 3 trial for eplontersen in patients with ATTR-CM did not meet the primary efficacy endpoint of the composite outcome of cardiovascular, or CV, mortality and recurrent CV clinical events up to Week 140 compared with placebo.

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

Index

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

We depend on third parties to conduct clinical studies for our medicines and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.*

We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct our clinical studies for our medicines and expect to continue to do so in the future. For example, we use clinical research organizations, such as Icon Clinical Research Limited, Medpace, Inc., Parexel International Corporation, Syneos Health, Inc. and Thermo Fisher Scientific Inc. for the clinical studies for our medicines, including obudanersen and ulefnersen. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees, but we are responsible for ensuring that such investigators conduct each of our clinical studies in accordance with the general investigational plan and approved protocols for the study. Third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. For example, some of our key vendors have in the past experienced labor shortages, which impacted their ability to perform services for us for certain of our clinical trials. Subsequent failures of these third parties to carry out their obligations, or a termination of our relationship with such third parties, could delay or prevent the development, marketing authorization and commercialization of our medicines.

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

Our corporate partners are developing and funding many of the medicines in our development pipeline. For example, we are relying on:

●    AstraZeneca for the development and funding of eplontersen;
●    GSK for development and funding of HIBSAGO;
●    Ono for development and funding of sapablursen;
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

Index

Once we have secured a collaborative arrangement to further develop and commercialize one of our drug development programs, such as our collaborations with AstraZeneca, Biogen, GSK, Ono, Otsuka and Roche, these collaborations may not continue or result in commercialized medicines, or may not progress as quickly as we anticipated.

For example, a collaborator such as AstraZeneca, Biogen, GSK, Ono, Otsuka or Roche, could determine that it is in its financial interest to:

●    pursue alternative technologies or develop alternative products that may be competitive with the medicine that is part of the collaboration with us;
●    pursue higher-priority programs or change the focus of its own development programs; or
●    devote fewer resources to our medicines than it does to its own medicines.

If any of these occur, it could affect our partner’s commitment to the collaboration with us and could delay or otherwise negatively affect the commercialization of our medicines, including DAWNZERA, HIBSAGO, QALSODY, SPINRAZA, WAINUA, sapablursen, sefaxersen, and ulefnersen.

We may not be able to benefit from designations for our medicines from regulatory authorities that are intended to confer benefits such as financial incentives or an accelerated regulatory pathway.*

In the U.S., under the Orphan Drug Act, the FDA may designate a medicine as an Orphan Drug if it is intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the U.S. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but it can provide financial incentives, such as tax advantages and user-fee waivers, as well as longer regulatory exclusivity periods. The FDA has granted Orphan Drug designation to WAINUA for the treatment of patients with ATTR, to obudanersen for the treatment of patients with Angelman syndrome, to salanersen for the treatment of patients with SMA, to ulefnersen for the treatment of patients with FUS-ALS, and to some of our earlier stage medicines. The FDA and EMA have granted Orphan Drug designation to DAWNZERA for the treatment of patients with HAE, to QALSODY for the treatment of patients with SOD1-ALS, to TRYNGOLZA for the treatment of patients with FCS, to WAYLIVRA for the treatment of patients with FCS, to ZANVASTRO for the treatment of patients with AxD, to sapablursen for the treatment of patients with PV, and to some of our earlier stage medicines. In addition, the EMA has granted Orphan Drug designation to WAYLIVRA for the treatment of patients with FPL. Even if approval is obtained for a medicine that has been designated as an Orphan Drug, we may lose Orphan Drug exclusivity if the FDA or EMA determines that the request for designation was materially defective or if we cannot assure sufficient quantity of the applicable medicine to meet the needs of patients with the rare disease or condition, or if a competitor is able to gain approval for the same or a substantially similar medicine in a safer or more effective form or that makes a major contribution to patient care. If we lose Orphan Drug exclusivity on any of our medicines, we may face increased competition and lose market share for such medicine.

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

Index

Risks Associated with our Businesses as a Whole

Risks related to our financial condition

If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

Many of our medicines are undergoing clinical studies or are in the early stages of research and development. Most of our programs will require significant additional research, development, manufacturing, preclinical and clinical testing, marketing authorizations, preclinical activities and commitment of significant additional resources prior to their successful commercialization. In addition, as we commercialize more medicines on our own, we will need to invest significant financial resources to continue developing the infrastructure required to successfully commercialize our medicines, including building and maintaining new support functions, scaling up existing internal support functions and expanding our manufacturing capabilities. All of these activities will require significant cash. As of September 30, 2026, we had cash, cash equivalents and short-term investments equal to $1.9 billion. If we or our partners do not meet our goals to successfully commercialize our medicines, including our commercial medicines, or to license certain medicines and proprietary technologies, we will need additional funding in the future. Our future capital requirements will depend on many factors such as:

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

Because drug discovery and development require substantial lead-time and money prior to commercialization, our expenses have generally exceeded our revenue since we were founded in January 1989. As of September 30, 2026, we had an accumulated deficit of approximately $2.9 billion and stockholders’ equity of approximately $0.4 billion. Most of our income has historically come from collaborative arrangements, including commercial revenue from royalties and R&D revenue, with additional income from research grants and the sale or licensing of our patents, as well as interest income. We will need to continue investing significant financial resources to commercialize medicines on our own, and we expect our future revenue to be driven primarily by commercial sales. If we do not earn substantial revenue from commercial sales, we may incur additional operating losses in the future, which could restrict our ability to successfully develop additional medicines or sustain future profitability.

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

In recent years, extreme weather events and changing weather patterns have become more common. As a result, we are potentially exposed to varying natural disaster or extreme weather risks such as fires, hurricanes, tornadoes, droughts, floods, or other events that may result from the impact of climate change on the environment, any of which could impact our business and manufacturing operations. The potential impacts of climate change may also include increased operating costs associated with additional regulatory requirements and investments in reducing energy, water use and greenhouse gas emissions. In addition, we currently manufacture most of our research and clinical supplies in a manufacturing facility located in Carlsbad, California, and various regions within California have experienced numerous catastrophic wildfires. We manufacture the finished drug product for TRYNGOLZA, DAWNZERA, WAYLIVRA, and ZANVASTRO at third-party contract manufacturers. Biogen manufactures the finished drug product for SPINRAZA and QALSODY, AstraZeneca is responsible for WAINUA’s commercial drug supply, and GSK is responsible for HIBSAGO's commercial drug supply. The facilities and the equipment we, our partners and our contract manufacturers use to research, develop and manufacture our medicines would be costly to replace and could require substantial lead time to repair or replace.

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

Risks related to personal information, cybersecurity, social media and artificial intelligence

We are dependent on data as well as information technology systems and infrastructure, which exposes us to data protection risks.*

We are dependent upon our own and third-party data as well as information technology systems and infrastructure, including mobile technologies, to operate our business. The personal information we process subjects us to stringent and evolving U.S. and foreign laws, rules and regulations, contractual obligations, industry standards and other obligations related to data privacy and security. Our obligations (including in relation to personal information) require us to maintain certain practices, including those in relation to cross-border transfers of data. The multitude and complexity of our information technology systems and infrastructure (including those of third parties with whom we work) make them vulnerable to a variety of evolving threats that may result in systems or data interruption, corruption, destruction, disruption of data integrity, malicious intrusion, or random attacks or other compromise (such as due to malfunctions, software vulnerabilities, natural disasters, telecommunications failures, malicious actors and personnel error). Data privacy or security incidents or breaches pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons. Like other companies in our industry, we have, from time to time, experienced threats to and security incidents related to our data and systems, including phishing/vishing attacks and attacks to the security of the systems of our third-party vendors and service providers.

Cyber-attacks are increasing in their frequency, sophistication and intensity, particularly as companies (including us) continue to leverage remote work structures. Advances in artificial intelligence, and our and our third parties’ increased use of artificial intelligence, may heighten certain risks, including adversarial attacks, data leaks and unauthorized access, and may enhance bad actors’ ability to conduct cyber-attacks more quickly and at greater scale. In addition, the number and frequency of cybersecurity events globally may be heightened during times of geopolitical tension or instability between countries, including, for example, the ongoing conflicts in Eastern Europe and the Middle East, as well as related political or economic responses and counter-responses by various global actors.

Cybersecurity related events could include the deployment or use of harmful malware or malicious code, denial-of-service attacks, credential stuffing attacks, credential harvesting attacks, social engineering attacks (including deep fakes and phishing/vishing attacks), ransomware and other means to affect, as applicable, the confidentiality, privacy, security, integrity or availability of our data as well as information systems and infrastructure (including that of third parties with whom we work). Our current, past and prospective business partners face similar risks and any security breaches of their systems (or those of third parties upon which they rely) could adversely affect our security posture. A security breach or a violation of obligations related to privacy or cybersecurity (including perceived breaches or violations) could result in any of the following, any of which could disrupt our business and result in increased costs or loss of revenue:

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

Index

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

The market price of our common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. These fluctuations in our common stock price may significantly affect the trading price of our securities. During the 12 months preceding September 30, 2026, the closing market price of our common stock ranged from $86.50 to $43.81 per share. Many factors can affect the market price of our securities, including, for example, fluctuations in our operating results, financing transactions, announcements related to collaborations, clinical study results, technological innovations or new products being developed by us or our competitors, the commercial success of our approved medicines, governmental regulation, marketing authorizations, changes in payers’ reimbursement policies, developments in patent or other proprietary rights and public concern regarding the safety of our medicines.

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

A variety of risks associated with operating our business and marketing our medicines internationally, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, could adversely affect our business. We or our partners are commercializing several medicines in countries outside the U.S. Because we have international operations, we are subject to numerous risks associated with international business activities, including:

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

The provisions of our convertible senior notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the notes will have the right, at their option, to require us to repurchase all of their notes or a portion of their notes, which may discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over the then-current market prices. As of September 30, 2026, we had two outstanding convertible senior notes, our 0% Notes due 2030, which mature in December 2030, and our 1.75% Notes due 2028, which mature in June 2028.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.             DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.              OTHER INFORMATION

Trading Plans

During the quarter ended September 30, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act), or Section 16 officers and directors, did not adopt or terminate contracts, instructions or written plans for the purchase or sale of our securities.

Index

ITEM 6.              EXHIBITS

a.    Exhibits

Exhibit Number	Description of Document

10.1	Form of Global Restricted Stock Unit Agreement for restricted stock units granted under the Amended and Restated Ionis Pharmaceuticals, Inc. 2011 Equity Incentive Plan.

10.2	Form of Global Option Agreement for stock options granted under the Amended and Restated Ionis Pharmaceuticals, Inc. 2011 Equity Incentive Plan.

10.3	UK Sub-Plan to the Amended and Restated Ionis Pharmaceuticals, Inc. 2011 Equity Incentive Plan.

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Ionis Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of stockholders’ equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

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

Signatures	Title	Date

/s/ BRETT P. MONIA	Director and Chief Executive Officer
Brett P. Monia, Ph.D.	(Principal executive officer)	November 9, 2026

/s/ ELIZABETH L. HOUGEN	Executive Vice President, Finance and Chief Financial Officer
Elizabeth L. Hougen	(Principal financial and accounting officer)	November 9, 2026